Form 10-Q
period 1996-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 1996-05-13
CIK 895474

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended:                                 Commission File Number:
MARCH 31, 1996                                                1-11748
- - - --------------                                                -------



                       EASTERN AMERICAN NATURAL GAS TRUST
             (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                              36-7034603
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


                         BANK OF MONTREAL TRUST COMPANY
                       C/O HARRIS TRUST AND SAVINGS BANK
                        311 W. MONROE STREET, 12TH FLOOR
                            CHICAGO, ILLINOIS 60606
                             (Address of Principal
                               Executive Offices)
                                   (Zip Code)

                                 (312) 461-4662
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No    .
                                               ---     ---

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                       EASTERN AMERICAN NATURAL GAS TRUST


                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (Unaudited)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                    1996                              1995
                                                                    ----                              ----
Royalty Income                                                $2,730,480                        $2,709,230
Operating Expenses:
   Taxes on production and property                              188,544                           183,320
   Operating cost charges                                        113,396                           109,267
                                                              ----------                        ----------

          Total Operating Expenses                               301,940                           292,587
                                                              ----------                        ----------

Net Proceeds to the Trust                                      2,428,540                         2,416,643

General and Administrative Expenses                             (156,417)                         (146,280)
Interest Income                                                    1,072                             2,137
                                                              ----------                        ----------

          Distributable Income                                $2,273,195                        $2,272,500
                                                              ==========                        ==========


Distributable Income Per Unit (5,900,000 units authorized and outstanding):

Distributable Income Per Unit                                 $   0.3853                        $   0.3852
                                                              ==========                        ==========



   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST


               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS




                                                               March 31, 1996                December 31, 1995
                                                               --------------                -----------------
                                                                 (Unaudited)
Assets:
    Cash                                                        $      1,072                     $      1,645
    Net Proceeds Receivable                                        2,428,540                        2,622,179
    Net Profits Interests in Gas Properties                       93,162,180                       93,162,180
    Accumulated Amortization                                     (18,676,494)                     (17,308,080)
                                                                ------------                     ------------

         Total Assets                                           $ 76,915,298                     $ 78,477,924
                                                                ============                     ============

Liabilities and Trust Corpus:
    Trust General and Administrative
         Expenses Payable                                       $    156,417                     $    108,806
    Distributions Payable                                          2,273,195                        2,515,018
    Trust Corpus (5,900,000 Trust Units authorized
         and outstanding)                                         74,485,686                       75,854,100
                                                                ------------                     ------------

         Total Liabilities and Trust Corpus                     $ 76,915,298                     $ 78,477,924
                                                                ============                     ============



   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST


                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (Unaudited)



                                                                Three Months                   Three Months
                                                                   Ended                           Ended
                                                               March 31, 1996                  March 31, 1995
                                                               --------------                  --------------
Trust Corpus, Beginning of Period                                 $75,854,200                    $81,848,633
Distributable Income                                                2,273,195                      2,272,500
Distributions Declared to Unitholders                              (2,273,195)                    (2,272,500)
Amortization of Net Profits Interests
    in Gas Properties                                              (1,368,414)                    (1,532,148)
                                                                  -----------                    -----------
Trust Corpus, End of Period                                       $74,485,686                    $80,316,485
                                                                  ===========                    ===========





   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST


                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

    The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee ("Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Net Profits Interests consist of a royalty interest in 322 wells and a term interest in the remaining wells and locations. Prior to or on May 15, 2013, the Trustee is required to sell the royalty interests and liquidate the Trust.

    On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit. Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury Obligation ("Treasury Obligation") maturing on May 15, 2013.

    The Net Profits Interests are passive in nature, and neither the Trustee nor the Delaware Trustee has management control or authority over, nor any responsibility relating to, the operation of the properties subject to the Net Profits Interests. The Trust Agreement provides, among other things, that: the Trust shall not engage in any business or commercial activity or acquire any asset other than the Net Profits Interests initially conveyed to the Trust; the Trustee may establish a reserve for payment of any liability which is contingent, uncertain in amount or that is not currently due and payable; the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to Unitholders; and the Trustee will make quarterly cash distributions to Unitholders from funds of the Trust.

NOTE 2.  Basis of Presentation

    The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of theTrustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995.

                       EASTERN AMERICAN NATURAL GAS TRUST

NOTE 3.  Trust Accounting Policies

    The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders. Thus, the Statements of Distributable Income shows Distributable Income, defined as Trust income available for distribution to Unitholders before application of those Unitholders' additional expenses, if any, for depletion, interest income and expense, and income taxes. The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as income as reserves are extracted from properties and sold.
Expenses are also presented on an accrual basis. Actual cash receipts will vary from the accrual of revenues and expenses due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

    Net Profits Interests in Gas Properties are periodically assessed to determine whether their net capitalized cost has been impaired. The Trust will provide a write-down to its investment in the Net Profits Interests in Gas Properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, but would reduce Trust Corpus.

    Amortization of the Net Profits Interests in Gas Properties is calculated on a units-of-production basis, whereby the Trust's cost basis in the properties is divided by total Trust reserves to derive an amortization rate per reserve unit. Such amortization does not reduce distributable income, but does reduce Trust Corpus.

NOTE 4. Income Taxes

    The Trust is a grantor trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made. All income is taxed to the Unitholders of the Trust.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Net Profits Interests, to distribute to Unitholders cash which the Trust receives in respect of the Net Profits Interests (net of Trust expenses), and to perform certain administrative functions in respect of the Net Profits Interests and the Depositary Units. Accordingly, the Trust derives substantially all of its income and cash flows from the Net Profits Interests. The Trust has no source of liquidity or capital resources other than the cash flows from the Net Profits Interests.

    The Net Profits Interests were created pursuant to conveyances (the "Conveyances") from Eastern American to the Trust. In connection therewith, Eastern American assigned its rights under a gas purchase contract (the "Gas Purchase Contract") which obligates Eastern Marketing Corporation, a subsidiary of Eastern American, to purchase all of the natural gas produced from the Underlying Properties which is attributable to the Net Profits Interests.

    The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less
(ii) a volume of gas equal to Chargeable Costs for such quarter, multiplied by
(b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the Operating Cost Charge, Capital Costs and Taxes. The "Operating Cost Charge" for 1995 was based on an annual rate of $438,416, and for 1996 this annual rate is $456,391. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will not be increased as Development Wells are completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

    Pursuant to the Gas Purchase Contract, Eastern Marketing Corporation will be obligated to purchase such gas production, on a quarterly basis, at a purchase price per Mcf, subject to certain adjustments, equal to the greater of the Index Price and the Floor Price for gas produced during the seven-year period ending December 31, 1999 (the "Primary Term") and at a purchase price per Mcf equal to the Index Price thereafter. The Floor Price was $2.35 per Mcf for 1995 and shall be $2.36 per Mcf for 1996, $2.57 per Mcf for 1997, $2.84 per Mcf for 1998 and $3.09 per Mcf for 1999, in each case subject to adjustment under certain circumstances. The Index Price for any quarter during the Primary Term will be a weighted average price determined by reference to the fixed price ("Fixed Price") component, which will be given a 66 2/3% weight, and a variable price ("Variable Price") component, which will be given a 33 1/3% weight. Following the Primary Term, the Index Price will be determined solely by reference to the Variable Price. The Fixed Price was equal to $2.93 per Mcf for the 1995 calendar year, and escalates at 5% for each year thereafter. The fixed price for the 1996 calendar year is $3.08 per Mcf. The Variable Price is equal to the Henry Hub Average Spot Price (as defined) plus $.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price for any quarter is a price per MMBtu based on a 12-month average settlement price of the gas futures contracts for gas delivered to the Henry Hub (Henry, Louisiana).

    Pursuant to the Conveyances Eastern American is obligated to drill the 65 Development Wells and bear the costs of drilling and completing the same. As of December 31, 1995, Eastern American had drilled 33 Development Wells and is obligated to drill 26 additional Development Wells in 1996 and 6 in 1997. During this calendar year through March 31, 1996 Eastern American has drilled seven of the required 26 Development Wells.

Comparison of Results of Operations for Three Months Ended March 31, 1996 and Three Months Ended March 31, 1995

    The Trust's distributable income was $2,273,195 for the three months ended March 31, 1996 as compared to $2,272,500 for the three months ended March 31, 1995. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($2.922 per Mcf for the three months ended March 31, 1996; $2.629 per Mcf for the three months ended March 31, 1995) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 1996 (944 MMcf) as compared to the three months ended March 31, 1995 (1,030 MMcf). The production decreases were attributable to normal production declines associated with the Underlying Properties and variations in production partially due to the severe weather experienced in the Northeast during the period.

    The price payable to the Trust for gas production attributable to the Net Profits Interests was $2.922 per Mcf for the three months ended March 31, 1996 and $2.629 per Mcf for the three months ended March 31, 1995. The price per Mcf was higher for the three months ended March 31, 1996 than for the corresponding three month period ending March 31, 1995 due to a higher Fixed Price component ($3.08 per MCF for the three months ended March 31, 1996; $2.93 per MCF for the three months ended March 31, 1995) and a higher Variable Price component of the Index Price under the Gas Purchase Contract ($2.615 per Mcf for the three months ended March 31, 1996; $2.031 per Mcf for the three months ended March 31, 1995). Such higher Variable Price is directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended March 31, 1996 ($2.077 per Mcf) as compared to the prior period ($1.546 per Mcf).

                          PART II - OTHER INFORMATION



ITEM 1.    Legal Proceedings.

               None.


ITEM 2.    Changes in Securities.

               None.


ITEM 3.    Defaults Upon Senior Securities.

               None.


ITEM 4.    Submission of Matters to a Vote of Security Holders.

               None.

ITEM 5.    Other Information.

    For the calendar quarter ended March 31, 1996, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $348.31 and $301.75 respectively. On March 31, 1996 the closing price of the Treasury Obligations, as quoted on such market, was $305.94.

ITEM 6.   Exhibits and Reports on Form 8-K.

               (a)      Exhibits

                         27 - Financial Data Schedule

               (b)      Reports on Form 8-K

                         None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EASTERN AMERICAN NATURAL GAS TRUST

                                 By:  Bank of Montreal Trust Company, Trustee


                                         /s/ E. Kay Liederman
                                     -----------------------------------------
                                     By:     E. Kay Liederman
                                             Vice President


Date: May 9, 1996

         The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.

                      EXHIBIT INDEX



            27  --  Financial Data Schedule