Form 10-Q
period 1996-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1996-08-14
CIK 895474

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)
        [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    -------------

                         Commission File Number 1-11748

                       EASTERN AMERICAN NATURAL GAS TRUST
             (Exact name of registrant as specified in its charter)


                   DELAWARE                               36-7034603
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [x]     No  [ ]


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


EASTERN AMERICAN NATURAL GAS TRUST


STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)


                                                       Six Months Ended                  Three Months Ended
                                                           June 30                            June 30
                                                   1996                 1995           1996              1995
                                                   ----                 ----           ----              ----
Royalty Income                                   $5,859,654       $5,408,101       $3,129,174        $2,698,871
Operating Expenses:
   Taxes on production and property                 402,011          365,843          213,467           182,523
   Operating cost charges                           225,563          218,534          112,167           109,267
                                                ---------------------------------------------------------------

          Total Operating Expenses                  627,574          584,377          325,634           291,790
                                               ----------------------------------------------------------------

Net Proceeds to the Trust                         5,232,080        4,823,724        2,803,540         2,407,081

General and Administrative Expenses                (249,646)        (263,860)         (93,229)         (117,579)
Interest Income                                       3,318            3,295            2,246             1,158
                                                ---------------------------------------------------------------

          Distributable Income                   $4,985,752       $4,563,159       $2,712,557        $2,290,660
                                                 ==========       =============================================


Distributable Income Per Unit (5,900,000 units authorized and outstanding):

Distributable Income Per Unit                        $0.8450         $0.7734          $0.4598         $0.3882
                                                     =======================          =======         =======





   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST


               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS




                                                               June 30, 1996                December 31, 1995
                                                               -------------                -----------------
                                                                 (Unaudited)
Assets:
    Cash                                                               $2,246                           $1,645
    Net Proceeds Receivable                                         2,803,540                        2,622,179
    Net Profits Interests in Gas Properties                        93,162,180                       93,162,180
    Accumulated Amortization                                      (20,163,640)                     (17,308,080)
                                                                  --------------------------------------------

         Total Assets                                             $75,804,326                      $78,477,924
                                                                  ============================================

Liabilities and Trust Corpus:
    Trust General and Administrative
         Expenses Payable                                             $93,229                         $108,806
    Distributions Payable                                           2,712,557                        2,515,018
    Trust Corpus (5,900,000 Trust Units authorized
         and outstanding)                                          72,998,540                       75,854,100
                                                                 ---------------------------------------------

         Total Liabilities and Trust Corpus                       $75,804,326                      $78,477,924
                                                                  ============================================





   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST


                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (Unaudited)



                                                                  Six Months                    Six Months
                                                                    Ended                          Ended

                                                                June 30, 1996                   June 30, 1995
                                                                ---------------------------------------------
Trust Corpus, Beginning of Period                                 $75,854,100                    $81,848,633
Distributable Income                                                4,985,753                      4,653,159
Distributions Declared to Unitholders                              (4,985,753)                    (4,653,159)
Amortization of Net Profits Interests
    in Gas Properties                                              (2,855,560)                    (3,029,387)
                                                                  -----------                    -----------
Trust Corpus, End of Period                                       $72,998,540                    $78,819,246
                                                                  ==========================================





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

NOTE 2.  Basis of Presentation

    The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995.

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

    Pursuant to the Gas Purchase Contract, Eastern Marketing Corporation will be obligated to purchase such gas production, on a quarterly basis, at a purchase price per Mcf, subject to certain adjustments, equal to the greater of the Index Price and the Floor Price for gas produced during the seven-year period ending December 31, 1999 (the "Primary Term") and at a purchase price per Mcf equal to the Index Price thereafter. The Floor Price was $2.35 per Mcf for 1995 and shall be $2.36 per Mcf for 1996, $2.57 per Mcf for 1997, $2.84 per Mcf for 1998 and $3.09 per Mcf of 1999, in each case subject to adjustment under certain circumstances. The Index Price for any quarter during the Primary Term will be a weighted average price determined by reference to the fixed price ("Fixed

Price") component, which will be given a 66 2/3% weight, and a variable price ("Variable Price") component, which will be given a 33 1/3% weight. Following the Primary Term, the Index Price will be determined solely by reference to the Variable Price. The Fixed Price was equal to $2.93 per Mcf for the 1995 calendar year, and escalates at 5% for each year thereafter. The fixed price for the 1996 calendar year is $3.08 per Mcf. The Variable Price is equal to the Henry Hub Average Spot Price (as defined) plus $.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price for any quarter is a price per MMBtu based on a 12-month average settlement price of the gas futures contracts for gas delivered to the Henry Hub (Henry, Louisiana).

    Pursuant to the Conveyances Eastern American is obligated to drill the 65 Development Wells and bear the costs of drilling and completing the same. As of December 31, 1995, Eastern American had drilled 33 Development Wells and is obligated to drill 26 additional Development Wells in 1996 and 6 in 1997. During this calendar year through June 30, 1996 Eastern American has drilled 16 of the required 26 Development Wells.

    In reviewing some of the wells in which the Trust owns a Net Profits Interest, Eastern American identified seven (7) wells which were no longer commercially productive. Pursuant to the Conveyance Eastern American has the right to abandon any well or working interest included in the Underlying Properties, if, in its opinion, such well or property ceases to produce or is not capable of producing in commercial paying quantities. The costs of plugging and abandonment is generally a deduction in the Net Proceeds calculation, but because Eastern American has identified an individual who has agreed to pay such costs, the Trust is not expected to be required to bear any of such costs.

Comparison of Results of Operations for Three Months Ended June 30, 1996 and Three Months Ended June 30, 1995

         The Trust's distributable income was $2,712,557 for the three months ended June 30, 1996 as compared to $2,290,660 for the three months ended June 30, 1995. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.052 per Mcf for the three months ended June 30, 1996; $2.680 per Mcf for the three months ended June 30, 1995) and to a slight increase in production of gas attributable to the Net Profits Interests for the three months ended June 30, 1996 (1,026 MMcf) as compared to the three months ended June 30, 1995 (1,007 MMcf).

         The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.052 per Mcf for the three months ended June 30, 1996 and $2.680 per Mcf for the three months ended June 30, 1995. The price per Mcf was higher for the three months ended June 30, 1996 than for the corresponding three month period ending June 30, 1995 due to a higher Fixed Price component ($3.08 per Mcf for the three months ended June 30, 1996; $2.93 per Mcf for the three months ended June 30, 1995) and a higher Variable Price component of the Index Price under the Gas Purchase Contract ($3.006 per Mcf for the three months ended June 30, 1996; $2.182 per Mcf for the three months ended June 30, 1995). Such higher Variable Price is directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended June 30, 1996 ($2.433 per Mcf) as compared to the prior period ($1.684 per Mcf).

Comparison of Results of Operations for Six Months Ended June 30, 1996 and Six Months Ended June 30, 1995

         The Trust's distributable income was $4,985,752 for the six months ended June 30, 1996 as compared to $4,563,159 for the six months ended June 30, 1995. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($2.987 per Mcf for the six months ended June 30, 1996; $2.655 per Mcf for the six months ended June 30, 1995) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 1996 (1,959 MMcf) as compared to the six months ended June 30, 1995 (2,037 MMcf). The production decreases were attributable to normal production declines associated with the Underlying Properties.

         The price payable to the Trust for gas production attributable to the Net Profits Interests was $2.987 per Mcf for the six months ended June 30, 1996 and $2.655 per Mcf for the six months ended June 30, 1995. The price per Mcf was higher for the six months ended June 30, 1996 than for the corresponding six month period ending June 30, 1995 due to a higher Fixed Price component ($3.08 per Mcf for the six months ended June 30, 1996; $2.93 per Mcf for the six months ended June 30, 1995) and a higher Variable Price component of the Index Price under the Gas Purchase Contract ($2.810 per Mcf for the six months ended June 30, 1996; $2.107 per Mcf for the six months ended June 30, 1995). Such higher Variable Price is directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the six months ended June 30, 1996 ($2.255 per Mcf) as compared to the prior period ($1.615 per Mcf).

                          PART II - OTHER INFORMATION



ITEM 1.    Legal Proceedings.

                 None.


ITEM 2.    Changes in Securities.

                    None.


ITEM 3.    Defaults Upon Senior Securities.

                    None.


ITEM 4.    Submission of Matters to a Vote of Security Holders.

                    None.

ITEM 5.   Other Information.

         For the calendar quarter ended June 30, 1996, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $309.65 and $286.72 respectively. On June 28, 1996 the closing price of the Treasury Obligations, as quoted on such market, was $304.92.

ITEM 6.   Exhibits and Reports on Form 8-K.

                    (a)      Exhibits

                             None

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




                                   EASTERN AMERICAN NATURAL GAS TRUST

                                   By:  Bank of Montreal Trust Company, Trustee

                                      /s/ E. Kay Liederman
                                   --------------------------------------------

                                   Name:  E. Kay Liederman
                                   Title: Vice President


Date: August 12, 1996



         The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
- -------                          -----------
  27                         Financial Data Schedule