Form 10-Q
period 1996-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1996-11-14
CIK 895474

 ==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

   [x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                     OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITION EXCHANGE ACT OR 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________


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

Yes   [x]               No   [ ]

===============================================================================

                       PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                     EASTERN AMERICAN NATURAL GAS TRUST


                     STATEMENTS OF DISTRIBUTABLE INCOME
                                 (Unaudited)


                                                      Nine Months Ended               Three Months Ended
                                                         September 30                    September 30
                                                     1996            1995             1996             1995
                                                 ----------       ----------       ----------       ----------
Royalty Income                                   $8,980,861       $8,032,664       $3,121,207       $2,624,563
                                                 ----------       ----------       ----------       ----------
Operating Expenses:
   Taxes on production and property                 616,062          542,937          214,051          177,094
   Operating cost charges                           337,730          327,801          112,167          109,267
                                                 ----------       ----------       ----------       ----------

          Total Operating Expenses                  953,792          870,738          326,218          286,361
                                                 ----------       ----------       ----------       ----------

Net Proceeds to the Trust                         8,027,069        7,161,926        2,794,989        2,338,202

General and Administrative Expenses                (367,192)        (362,968)        (117,546)         (99,108)
Interest Income                                       5,221            4,744            1,903            1,449
                                                 ----------       ----------       ----------       ----------

          Distributable Income                   $7,665,098       $6,803,702       $2,679,346       $2,240,543
                                                 ==========       ==========       ==========       ==========


Distributable Income Per Unit (5,900,000 units authorized and outstanding):

Distributable Income Per Unit                       $1.2992          $1.1532          $0.4541          $0.3798
                                                    =======          =======          =======          =======


  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST


              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS




                                                             September 30, 1996              December 31, 1995
                                                             ------------------              -----------------
                                                                 (Unaudited)
Assets:
    Cash                                                        $      1,903                    $      1,645
    Net Proceeds Receivable                                        2,794,989                       2,622,179
    Net Profits Interests in Gas Properties                       93,162,180                      93,162,180
    Accumulated Amortization                                     (21,648,427)                   $(17,308,080)
                                                                ------------                    ------------

         Total Assets                                           $ 74,310,645                    $ 78,477,924
                                                                ============                    ============

Liabilities and Trust Corpus:
    Trust General and Administrative
         Expenses Payable                                       $    117,546                    $    108,806
    Distributions Payable                                          2,679,346                       2,515,018
    Trust Corpus (5,900,000 Trust Units authorized
         and outstanding)                                         71,513,753                      75,854,100
                                                                ------------                    ------------

         Total Liabilities and Trust Corpus                     $ 74,310,645                    $ 78,477,924
                                                                ============                    ============





  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

                    STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (Unaudited)



                                                            Nine Months Ended              Nine Months Ended
                                                           September 30, 1996              September 30, 1995
                                                           ------------------              ------------------
Trust Corpus, Beginning of Period                             $75,854,100                       $81,848,633
Distributable Income                                            7,665,098                         6,803,702
Distributions Declared to Unitholders                          (7,665,098)                       (6,803,702)
Amortization of Net Profits Interests
    in Gas Properties                                          (4,340,347)                       (4,493,003)
                                                              -----------
 Trust Corpus, End of Period                                  $71,513,753                       $77,355,630
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

    Pursuant to the Conveyances Eastern American is obligated to drill the 65 Development Wells and bear the costs of drilling and completing the same. As of December 31, 1995, Eastern American had drilled 33 Development Wells and is obligated to drill 26 additional Development Wells in 1996 and 6 in 1997. During this calendar year through September 30, 1996 Eastern American has drilled 23 of the required 26 Development Wells.


Comparison of Results of Operations for Three Months Ended September 30, 1996 and Three Months Ended September 30, 1995

         The Trust's distributable income was $2,679,346 for the three months ended September 30, 1996 as compared to $2,240,543 for the three months ended September 30, 1995. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.046 per Mcf for the three months ended September 30, 1996; $2.666 per Mcf for the three months ended September 30, 1995) and by an increase in production of gas attributable to the Net Profits Interests for the three months ended September 30, 1996 (1,025
MMcf) as compared to the three months ended September 30, 1995  (984 MMcf).

         The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.046 per Mcf for the three months ended September 30, 1996 and $2.666 per Mcf for the three months ended September 30, 1995. The price per Mcf was higher for the three months ended September 30, 1996 than for the corresponding three month period ending September 30, 1995 due to a higher Fixed Price component ($3.08 per MCF for the three months ended September 30, 1996; $2.93 per MCF for the three months ended September 30, 1995) and a higher Variable Price component of the Index Price under the Gas Purchase Contract ($2.988 per Mcf for the three months ended September 30, 1996; $2.140 per Mcf for the three months ended September 30, 1995). Such higher Variable Price is directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended September 30, 1996 ($2.416 per Dth) as compared to the prior period ($1.645 per Dth).

Comparison of Results of Operations for Nine Months Ended September 30, 1996 and Nine Months Ended September 30, 1995

         The Trust's distributable income was $7,665,098 for the nine months ended September 30, 1996 as compared to $6,803,702 for the nine months ended September 30, 1995. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.006 per Mcf for the nine months ended September 30, 1996; $2.658 per Mcf for the nine months ended September 30, 1995) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 1996 (2,983 MMcf) as compared to the nine months ended September 30, 1995 (3,022 MMcf). The production decreases were attributable to normal production declines associated with the Underlying Properties.

         The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.006 per Mcf for the nine months ended September 30, 1996 and $2.658 per Mcf for the nine months ended September 30, 1995. The price per Mcf was higher for the nine months ended September 30, 1996 than for the corresponding nine month period ending September 30, 1995 due to a higher Fixed Price component ($3.08 per MCF for the nine months ended September 30, 1996; $2.93 per MCF for the nine months ended September 30, 1995) and a higher Variable Price component of the Index Price under the Gas Purchase Contract ($2.869 per Mcf for the nine months ended September 30, 1996; $2.118 per Mcf for the nine months ended September 30, 1995). Such higher Variable Price is directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the nine months ended September 30, 1996 ($2.308 per Dth) as compared to the prior period ($1.625 per Dth).

                          PART II - OTHER INFORMATION



ITEM 1.    Legal Proceedings.

                None.


ITEM 2.    Changes in Securities.

                None.


ITEM 3.    Defaults Upon Senior Securities.

                None.


ITEM 4.    Submission of Matters to a Vote of Security Holders.

                None.

ITEM 5.    Other Information.

         For the calendar quarter ended September 30, 1996, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $311.25 and $291.25 respectively. On September 30, 1996 the closing price of the Treasury Obligations, as quoted on such market, was $309.02.

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


                                EASTERN AMERICAN NATURAL GAS TRUST

                                By:  Bank of Montreal Trust Company, Trustee

                                /s/    E. KAY LIEDERMAN
                                ---------------------------------------------
                                Name:  E. Kay Liederman
                                Title: Vice President


Date: November 14, 1996

         The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.

                              INDEX TO EXHIBITS

     Exhibit No.                   Description
     -----------                   -----------

         27              Financial Data Schedule