Form 10-Q
period 1997-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 1997-05-14
CIK 895474

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   |X|             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

   |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITION EXCHANGE ACT OR 1934

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

Yes   |X|               No   |_|

================================================================================

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)


                                                       Three Months Ended
                                                             March 31
                                                     1997              1996
                                                  -----------       -----------
Royalty Income .............................      $ 2,933,727       $ 2,730,480
                                                  -----------       -----------
Operating Expenses:
   Taxes on production and property ........          198,630           188,544
   Operating cost charges ..................          114,410           113,396
                                                  -----------       -----------
      Total Operating Expenses .............          313,040           301,940
                                                  -----------       -----------
Net Proceeds to the Trust ..................        2,620,687         2,428,540

General and Administrative Expenses ........         (173,397)         (156,417)
Interest Income ............................            2,547             1,072
                                                  -----------       -----------
      Distributable Income .................      $ 2,449,837       $ 2,273,195
                                                  ===========       ===========
Distributable Income Per Unit (5,900,000 units authorized and Outstanding):

Distributable Income Per Unit ..............      $    0.4152       $    0.3853
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                              March 31, 1997   December 31, 1996
                                               ------------    -----------------
                                               (Unaudited)
Assets:
   Cash ....................................   $      2,547       $      1,511
   Net Proceeds Receivable .................      2,620,687          2,795,254
   Net Profits Interests in Gas Properties .     93,162,180         93,162,180
   Accumulated Amortization ................    (24,618,954)       (23,145,237)
                                               ------------       ------------
      Total Assets .........................   $ 71,166,460       $ 72,813,708
                                               ============       ============
Liabilities and Trust Corpus:
   Trust General and Administrative
      Expenses Payable .....................   $    173,397       $     74,427
   Distributions Payable ...................      2,449,837          2,722,338
   Trust Corpus (5,900,000 Trust Units
      authorized and outstanding) ..........     68,543,226         70,016,943
                                               ------------       ------------
      Total Liabilities and Trust Corpus ...   $ 71,166,460       $ 72,813,708
                                               ============       ============

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                                Three Months     Three Months
                                                   Ended             Ended

                                               March 31, 1997     March 31, 1996
                                                ------------       ------------
Trust Corpus, Beginning of Period ........      $ 70,016,943       $ 75,854,200
Distributable Income .....................         2,449,837          2,273,195
Distributions Declared to Unitholders ....        (2,449,837)        (2,273,195)
Amortization of Net Profits Interests
   in Gas Properties .....................        (1,473,717)        (1,368,414)
                                                ------------       ------------
 Trust Corpus, End of Period .............      $ 68,543,226       $ 74,485,786
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

NOTE 2.  Basis of Presentation

   The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of theTrustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form
10-K  for the year ended December 31, 1996.

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

   The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to Chargeable Costs for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the Operating Cost Charge, Capital Costs and Taxes. The "Operating Cost Charge" for 1996 was based on an annual rate of $456,391, and for 1997 this annual rate is $465,519. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will not be increased as Development Wells are completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

   Pursuant to the Gas Purchase Contract, Eastern Marketing Corporation will be obligated to purchase such gas production, on a quarterly basis, at a purchase price per Mcf, subject to certain adjustments, equal to the greater of the Index Price and the Floor Price for gas produced during the seven-year period ending December 31, 1999 (the "Primary Term") and at a purchase price per Mcf equal to the Index Price thereafter. The Floor Price was $2.36 per Mcf for 1996 and shall be $2.57 per Mcf for 1997, $2.84 per Mcf for 1998 and $3.09 per Mcf for 1999, in each case subject to adjustment under certain circumstances. The Index Price for any quarter during the Primary Term will be a weighted average price determined by reference to the fixed price ("Fixed Price") component, which will be given a 66 2/3% weight, and a variable price ("Variable Price") component, which will be given a 33 1/3% weight. Following the Primary Term, the Index Price will be determined solely by reference to the Variable Price. The Fixed Price was equal to $3.08 per Mcf for the 1996 calendar year, and escalates at 5% for each year thereafter. The fixed price for the 1997 calendar year is $3.23 per Mcf. The Variable Price is equal to the Henry Hub Average Spot Price (as defined) plus $.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price for any quarter is a price per MMBtu based on a 12- month average settlement price of the gas futures contracts for gas delivered to the Henry Hub (Henry, Louisiana).

   Pursuant to the Conveyances Eastern American is obligated to drill the 65 Development Wells and bear the costs of drilling and completing the same. As of December 31, 1996, Eastern American had drilled 56 Development Wells. Eastern American was obliged to drill three additional Development Wells by March 31, 1997 and six more during the remainder of 1997. As disclosed previously certain third parties have drilled wells in close proximity to the drill sites for four of the Development Wells that have not been drilled. Since the wells drilled by the third parties were within 1,000 feet of these Development Wells, Eastern American believes that it is not required to drill these closely offset wells. To settle the dispute Eastern American has proposed that in lieu of drilling these closely offset wells Eastern American will provide the Trust, on an annual basis, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of gas that would have been produced from the wells if they had been drilled. These volumes have been estimated by Ryder Scott Company and Eastern American intends to deliver quarterly to the Trust the volumes for these four wells commencing as of April 1, 1997.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1997 AND THREE MONTHS ENDED MARCH 31, 1996

      Trust's distributable income was $2,449,837 for the three months ended March 31, 1997 as compared to $2,273,195 for the three months ended March 31, 1996. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.206 per Mcf for the three months ended March 31, 1997; $2.922 per Mcf for the three months ended March 31, 1996) and and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 1997 (913 MMcf) as compared to the three months ended March 31, 1996 (944 MMcf).

      The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.206 per Mcf for the three months ended March 31, 1997 and $2.922 per Mcf for the three months ended March 31, 1996. The price per Mcf was higher for the three months ended March 31, 1997 than for the corresponding three month period ending March 31, 1996 due to a higher Fixed Price component ($3.23 per MCF for the three months ended March 31, 1997; $3.08 per MCF for the three months ended March 31, 1996) and a higher Variable Price component of the Index Price under the Gas Purchase Contract ($3.153 per Mcf for the three months ended March 31, 1997; $2.615 per Mcf for the three months ended March 31, 1996). Such higher Variable Price is directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended March 31, 1997 ($2.566 per Dth) as compared to the prior period ($2.077 per Dth).

                         PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

        Eastern American has advised that it has recently been served with a Complaint from Columbia Gas Transmission Corporation that alleges that some of Eastern American's wells are producing storage gas from a Columbia storage field in West Virginia. A portion of the wells are ones in which the Trust owns a Net Profit Interest. The Trust has not been named as a party in this action, but to the extent Columbia Gas is successful this action may reduce the volumes attributable to the Net Profit Interest and therefore the revenues available for distribution by the Trust.

ITEM 2. Changes in Securities.

                  NONE.

ITEM 3. Defaults Upon Senior Securities.

                  NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders.

                 NONE.

ITEM 5. Other Information.

        FOR THE CALENDAR QUARTER ENDED MARCH 31, 1997, THE HIGH AND LOW CLOSING PRICES OF THE TREASURY OBLIGATIONS (WHICH HAVE $1,000 FACE PRINCIPAL AMOUNT), AS QUOTED IN THE OVER-THE-COUNTER MARKET FOR UNITED STATES TREASURY OBLIGATIONS, WERE $339.92 AND $313.05 RESPECTIVELY. ON MARCH 31, 1997 THE CLOSING PRICE OF THE TREASURY OBLIGATIONS, AS QUOTED ON SUCH MARKET, WAS $313.05.

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

                                    EASTERN AMERICAN NATURAL GAS TRUST

                                    By: Bank of Montreal Trust Company, Trustee

                                         /s/ E. KAY LIEDERMAN

                                      Name:  E. Kay Liederman
                                      Title: Vice President

Date: May 13, 1997

        THE REGISTRANT, EASTERN AMERICAN NATURAL GAS TRUST, HAS NO PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER, BOARD OF DIRECTORS OR PERSONS PERFORMING SIMILAR FUNCTIONS. ACCORDINGLY NO ADDITIONAL SIGNATURES ARE AVAILABLE AND NONE HAVE BEEN PROVIDED.