Form 10-Q
period 1997-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1997-08-14
CIK 895474

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITION EXCHANGE ACT OF 1934

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

Yes   [X]               No   [_]

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                      EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                                 (UNAUDITED)

                                                    Six Months Ended               Three Months Ended
                                                         June 30                         June 30
                                                  1997            1996            1997            1996
                                              ------------    ------------    ------------    ------------
Royalty Income ............................   $  6,056,161    $  5,859,654    $  3,122,434    $  3,129,174
Operating Expenses:
   Taxes on production and property .......        414,149         402,011         215,519         213,467
   Operating cost charges .................        228,820         225,563         114,410         112,167
                                              ------------    ------------    ------------    ------------

          Total Operating Expenses ........        642,969         627,574         329,929         325,634
                                              ------------    ------------    ------------    ------------

Net Proceeds to the Trust .................      5,413,192       5,232,080       2,792,505       2,803,540

General and Administrative Expenses .......       (272,177)       (249,646)        (98,779)        (93,229)
Interest Income ...........................          4,382           3,318           1,835           2,246
Cash Proceeds on Sale of Net
      Profit Interests ....................              0               0               0               0
                                              ------------    ------------    ------------    ------------

          Distributable Income ............   $  5,145,397    $  4,985,752    $  2,695,561    $  2,712,557
                                              ============    ============    ============    ============

Distributable Income Per Unit (5,900,000 units authorized and outstanding):

Distributable Income Per Unit .............   $     0.8721    $     0.8450    $     0.4569    $     0.4598
                                              ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                               JUNE 30, 1997   DECEMBER 31, 1996
                                                ------------     ------------
                                                (Unaudited)
Assets:
   Cash .....................................   $      1,835     $      1,511
   Net Proceeds Receivable ..................      2,792,505        2,795,254
   Net Profits Interests in Gas Properties ..     93,162,180       93,162,180
   Accumulated Amortization .................    (26,199,762)     (23,145,237)
                                                ------------     ------------

      Total Assets ..........................   $ 69,756,758     $ 72,813,708
                                                ============     ============

Liabilities and Trust Corpus:
   Trust General and Administrative
      Expenses Payable ......................   $     98,779     $     74,427
   Distributions Payable ....................      2,695,561        2,722,338
   Trust Corpus (5,900,000 Trust Units
      authorized and outstanding) ...........     66,962,418       70,016,943
                                                ------------     ------------

      Total Liabilities and Trust Corpus ....   $ 69,756,758     $ 72,813,708
                                                ============     ============

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                                  Six Months       Six Months
                                                    Ended             Ended
                                                JUNE 30, 1997     JUNE 30, 1996
                                                 ------------      ------------
Trust Corpus, Beginning of Period ..........     $ 70,016,943      $ 75,854,100
Distributable Income .......................        5,145,397         4,985,753
Distributions Declared to Unitholders ......       (5,145,397)       (4,985,753)
Amortization of Net Profits Interests
   in Gas Properties .......................       (3,054,525)       (2,855,560)
                                                                   ------------
 Trust Corpus, End of Period ...............     $ 66,962,418      $ 72,998,540
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

   Pursuant to the Conveyances Eastern American is obligated to drill the 65 Development Wells and bear the costs of drilling and completing the same. As of December 31, 1996, Eastern American had drilled 56 Development Wells. Eastern American was obliged to drill three additional Development Wells by March 31, 1997 and six more during the remainder of 1997. As disclosed previously certain third parties have drilled wells in close proximity to the drill sites for four of the Development Wells that have not been drilled. Since the wells drilled by the third parties were within 1,000 feet of these Development Wells Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset wells. The Trust has agreed that in lieu of drilling these closely offset wells that Eastern American provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company and based on those estimates, an additional 10,565 Mcf's for the quarter ending June 30, 1997 has been delivered to the Trust, representing the production on these four wells. In addition, Eastern American has drilled one additional Development Well during the period.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1997 AND THREE MONTHS ENDED JUNE 30, 1996

      Trust's distributable income was $2,695,561 for the three months ended June 30, 1997 as compared to $2,712,557 for the three months ended June 30, 1996. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.155 per Mcf for the three months ended June 30, 1997; $3.052 per Mcf for the three months ended June 30, 1996) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 1997 (989 MMcf) as compared to the three months ended June 30, 1996 (1,026 MMcf).

      The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.155 per Mcf for the three months ended June 30, 1997 and $3.052 per Mcf for the three months ended June 30, 1996. The price per Mcf was higher for the three months ended June 30, 1997 than for the corresponding three month period ending June 30, 1996 due to a higher Fixed Price component ($3.23 per MCF for the three months ended June 30, 1997; $3.08 per MCF for the three months ended

June 30, 1996) and was partially offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($3.000 per Mcf for the three months ended June 30, 1997; $3.006 per Mcf for the three months ended June 30,
1996). Such lower Variable Price is directly attributable to an decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended June 30, 1997 ($2.427 per Dth) as compared to the prior period ($2.433 per Dth).

COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1997 AND SIX MONTHS ENDED JUNE 30, 1996.

      The Trust's distributable income was $5,145,397 for the six months ended June 30, 1997 as compared to $4,985,752 for the six months ended June 30, 1996. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.181 per Mcf for the six months ended June 30, 1997; $2.987 per Mcf for the six months ended June 30, 1996) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 1997 (1,903 MMcf) as compared to the six months ended June 30, 1996 (1,959 MMcf). The production decreases were attributable to normal production declines associated with the Underlying Properties.

      The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.181 per Mcf for the six months ended June 30, 1997 and $2.987 per Mcf for the six months ended June 30, 1996. The price per Mcf was higher for the six months ended June 30, 1997 than for the corresponding six month period ending June 30, 1996 due to a higher Fixed Price component ($3.23 per Mcf for the six months ended June 30, 1997; $3.08 per Mcf for the six months ended June 30, 1996) and was partially offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($2.797 per Mcf for the six months ended June 30, 1997; $2.810 per Mcf for the six months ended June 30, 1996). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the six months ended June 30, 1997 ($2.497 per Mcf) as compared to the prior period ($2.255 per Mcf).

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

         Eastern American has previously advised that it had been served with a Complaint from Columbia Gas Transmission Corporation that alleges that some of Eastern American's wells are producing storage gas from a Columbia storage field in West Virginia. A portion of the wells are ones in which the Trust owns a Net Profit Interest. The Trust was not named as a party to this action. Eastern American and Columbia have entered into a Settlement Agreement and Mutual Release of All Claims dated as of July 16, 1997. This Agreement settles all matters in controversy between the parties and requires the suit to be dismissed with prejudice. Eastern American and the Trust are evaluating how, if in any way, the settlement may affect the Trust.

         As disclosed in the Prospectus, Eastern American and Eastern Marketing are parties to a long-term gas sales contract pursuant to which Eastern American is entitled to sell gas at prices which are expected to approximate the Fixed Price Component of the Index Price under the Gas Purchase Contract. Eastern has received notice from Seneca Power Partners, L.P., the gas purchaser, that it has reached an agreement in principle regarding the consensual restructuring of Seneca Power Partners, L.P. power purchase agreement with Niagara Mohawk Power Corporation. This restructuring is to be accomplished through the termination or restructuring of the existing power purchase agreement in exchange for cash, common stock and price hedging agreements. Representatives of Seneca Power Partners, L.P. have contacted Eastern American and advised that they desire to terminate or restructure the existing gas sales contract with Seneca Power Partners, L.P. No further discussions have been had regarding this issue other than the initial discussions. In any case, any such termination or restructuring of the gas sales contract will not affect the obligations of Eastern Marketing and Eastern American under the Gas Purchase Contract, and thus are not expected to have any affect on the Trust.

ITEM 2.     Changes in Securities.

                  NONE.

ITEM 3.     Defaults Upon Senior Securities.

                  NONE.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                 NONE.

ITEM 5.   Other Information.

      FOR THE CALENDAR QUARTER ENDED JUNE 30 1997, THE HIGH AND LOW CLOSING PRICES OF THE TREASURY OBLIGATIONS (WHICH HAVE $1,000 FACE PRINCIPAL AMOUNT), AS QUOTED IN THE OVER-THE-COUNTER MARKET FOR UNITED STATES TREASURY OBLIGATIONS, WERE $365.00 AND $311.02 RESPECTIVELY. ON JUNE 30, 1997 THE CLOSING PRICE OF THE TREASURY OBLIGATIONS, AS QUOTED ON SUCH MARKET, WAS $337.62.

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

Date: August 13, 1997

      THE REGISTRANT, EASTERN AMERICAN NATURAL GAS TRUST, HAS NO PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER, BOARD OF DIRECTORS OR PERSONS PERFORMING SIMILAR FUNCTIONS. ACCORDINGLY NO ADDITIONAL SIGNATURES ARE AVAILABLE AND NONE HAVE BEEN PROVIDED.