Form 10-Q
period 1997-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1997-11-17
CIK 895474

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    |X|       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OR 1934

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                                Nine Months Ended          Three Months Ended
                                                   September 30                September 30
                                           --------------------------    --------------------------
                                               1997          1996           1997           1996
                                           -----------    -----------    -----------    -----------
Royalty Income .........................   $ 8,817,202    $ 8,980,861    $ 2,761,041    $ 3,121,207
Operating Expenses:
   Taxes on production and property ....       600,752        616,062        186,603        214,051
   Operating cost charges ..............       340,987        337,730        112,167        112,167
                                           -----------    -----------    -----------    -----------
          Total Operating Expenses .....       941,739        953,792        298,770        326,218
                                           -----------    -----------    -----------    -----------
Net Proceeds to the Trust ..............     7,875,463      8,027,069      2,462,271      2,794,989

General and Administrative Expenses ....      (357,175)      (367,192)       (84,998)      (117,546)
Interest Income ........................         6,365          5,221          1,983          1,903
Cash Proceeds on Sale of Net
   Profit Interests ....................       177,843              0        177,843              0
                                           -----------    -----------    -----------    -----------
          Distributable Income .........   $ 7,702,496    $ 7,665,098    $ 2,557,099    $ 2,679,346
                                           ===========    ===========    ===========    ===========
Distributable Income Per Unit (5,900,000
   units authorized and outstanding):

Distributable Income Per Unit ..........   $    1.3055    $    1.2992    $    0.4334    $    0.4541
                                           ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                           SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                           ------------------  -----------------
                                              (Unaudited)
Assets:
   Cash ....................................  $      1,983       $      1,511
   Net Proceeds Receivable .................     2,640,114          2,795,254
   Net Profits Interests in Gas Properties .    93,162,180         93,162,180
   Accumulated Amortization ................   (27,644,979)       (23,145,237)
                                              ------------       ------------
      Total Assets .........................  $ 68,159,298       $ 72,813,708
                                              ============       ============
Liabilities and Trust Corpus:
   Trust General and Administrative
      Expenses Payable .....................  $     84,998       $     74,427
   Distributions Payable ...................     2,557,099          2,722,338
   Trust Corpus (5,900,000 Trust Units
      authorized and outstanding) ..........    65,517,201         70,016,943
                                              ------------       ------------
      Total Liabilities and Trust Corpus ...  $ 68,159,298       $ 72,813,708
                                              ============       ============

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                           NINE MONTHS           NINE MONTHS
                                               ENDED                ENDED
                                         SEPTEMBER 30, 1997    SEPTMBER 30, 1996
                                         ------------------    -----------------
Trust Corpus, Beginning of Period ........  $ 70,016,943         $ 75,854,100
Distributable Income .....................     7,702,496            7,665,098
Distributions Declared to Unitholders ....    (7,702,496)          (7,665,098)
Amortization of Net Profits Interests
   in Gas Properties .....................    (4,499,742)          (4,340,347)
                                            ------------         ------------

 Trust Corpus, End of Period .............  $ 65,517,201         $ 71,513,753
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

   Two wells in which the Trust owns a Net Profits Interest (identified as the Berwind No. 21 and Berwind No. 24) were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfered with proposed mining operations. The coal lessee could cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American recently resolved an issue with the coal lessee regarding the value of these wells and Eastern American received $39,177 for the Berwind No. 21 and $105,538 for the Berwind No. 24 for a total of $144,715. Ninety percent (90%) of this amount or $130,243.50 has been allocated to the Trust during this period.

   Pursuant to the Trust Agreement, Eastern American may, without the consent of the Unitholders, require the Trust to release or convey the Net Profits Interest associated with a well if such well accounts for no more than .25% of the total production from the Underlying Properties for the prior twelve (12) months. During the first quarter of the fiscal year Eastern American sold a group of wells to Fola Land Company, Inc. ("FOLA") who is the fee owner of the property upon which these wells are situate. Fola advised Eastern American that it was interested in acquiring these wells since it had plans for an aggressive coal mining program on the property. One of the wells included in this sale was the Bethlehem Steel No. 24 well in which the Trust owns a Net Profits Interest. The Trust's proportionate share of the sales price allocated to this well is $47,600. On a performance basis the production from the Bethlehem Steel No. 24 well represented .11% of the total production from the Underlying Properties.

   These proceeds totaling $177,843 are included on the September 30, 1997 Statements of Distributable Income under Cash Proceeds on Sale of Net Profits Interests.

   Pursuant to the Conveyances Eastern American is obligated to drill the 65 Development Wells and bear the costs of drilling and completing the same. As of December 31, 1996, Eastern American had drilled 56 Development Wells. Eastern American was obliged to drill three additional Development Wells by March 31, 1997 and six more during the remainder of 1997. As disclosed previously certain third parties have drilled wells in close proximity to the drill sites for four of the Development Wells that had not been drilled. Since the wells drilled by the third parties were within 1,000 feet of these Development Wells Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset wells. The Trust has agreed that in lieu of drilling these closely offset wells that Eastern American will provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company. Based on those estimates, 10,565 Mcf's was delivered to the Trust for the quarter ending September 30, 1997.

   Eastern has drilled two additional Development Wells this fiscal year and will drill on additional Development Well before year end. The two remaining Development Wells will not be drilled because Eastern American is unable to cure various title defects associated with these wells. Eastern American advises that it has made a diligent effort to cure title but has been unsuccessful. In West Virginia an oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term NPI Conveyance if the state of title to the drill site to any Development Well renders such property undrillable in the good faith opinion of Eastern American under the Reasonably Prudent Operator Standard then such drill site(s) shall be construed as a Development Well(s). Upon completion of the one (1) additional Development Well mentioned above Eastern American will fulfill its commitment to the Trust to drill 65 Development Wells.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1997 AND THREE MONTHS ENDED SEPTEMBER 30, 1996

      Trust's distributable income was $2,557,099 for the three months ended September 30, 1997 as compared to $2,679,346 for the three months ended September 30, 1996. This decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 1997 (895 Mmcf) and as compared to the three months ended September 30, 1996 (1,025 Mmcf) and was partially offset by an increase in the price payable to the Trust under the Gas Purchase Contract ($3.093 per Mcf for the three months ended September 30, 1997; $3.046 per Mcf for the three months ended September 30,
1996). The distributable income also includes Cash Proceeds on Sale of Net Profits Interests of $177,843 in the quarter ending September 30, 1997, while no such sales were recognized in the corresponding prior quarter.

      The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.093 per Mcf for the three months ended September 30, 1997 and $3.046 per Mcf for the three months ended September 30, 1996. The price per Mcf was higher for the three months ended September 30, 1997 than for the corresponding three month period ending September 30, 1996 due to a higher Fixed Price component ($3.23 per MCF for the three months ended September 30, 1997; $3.08 per MCF for the three months ended September 30, 1996) and was partially offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($2.813 per Mcf for the three months ended September 30, 1997; $2.988 per Mcf for the three months ended September 30,

1996). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended September 30, 1997 ($2.257 per Dth) as compared to the prior period ($2.416 per Dth).

COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1996.

      The Trust's distributable income was $7,702,496 for the nine months ended September 30, 1997 as compared to $7,665,098 for the nine months ended September 30, 1996. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.151 per Mcf for the nine months ended September 30, 1997; $3.006 per Mcf for the nine months ended September 30, 1996) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 1997 (2,798 MMcf) as compared to the nine months ended September 30, 1996 (2,984 MMcf). The production decreases were attributable to normal production declines associated with the Underlying Properties. The distributable income also includes Cash Proceeds on Sale of Net Profits Interests of $177,843 in the nine months ending September 30, 1997, while no such sales were recognized in the corresponding prior period.

      The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.151 per Mcf for the nine months ended September 30, 1997 and $3.006 per Mcf for the nine months ended September 30, 1996. The price per Mcf was higher for the nine months ended September 30, 1997 than for the corresponding nine month period ending September 30, 1996 due to a higher Fixed Priced component ($3.23 per Mcf for the nine months ended September 30, 1997; $3.08 per Mcf for the nine months ended September 30, 1996) and due to a higher Variable Price component of the Index Price under the Gas Purchase Contract ($2.717 per Mcf for the nine months ended September 30, 1997; $2.608 per Mcf for the nine months ended September 30, 1996). Such higher Variable Price is directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the nine months ended September 30, 1997 ($2.417 per Mcf) as compared to the prior period ($2.308 per Mcf).

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         Eastern American has advised that it has recently settled a lawsuit filed by Columbia Gas Transmission Corporation that alleged that some of Eastern American's wells were producing storage gas from a Columbia storage field in West Virginia. A portion of the wells which were the subject matter of the complaint are wells in which the Trust owns a Net Profit Interest. The Trust was not named as a party to this action and Eastern American and the Trust's Counsel are presently investigating how this settlement will, if in any manner, affect the volumes attributable to the Net Profit Interest.

ITEM 2.  Changes in Securities.

              NONE.

ITEM 3.  Defaults Upon Senior Securities.

              NONE.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

              NONE.

ITEM 5.  Other Information.

      FOR THE CALENDAR QUARTER ENDED SEPTEMBER 30 1997, THE HIGH AND LOW CLOSING PRICES OF THE TREASURY OBLIGATIONS (WHICH HAVE $1,000 FACE PRINCIPAL AMOUNT), AS QUOTED IN THE OVER-THE-COUNTER MARKET FOR UNITED STATES TREASURY OBLIGATIONS, WERE $370.59 AND $340.66 RESPECTIVELY. ON SEPTEMBER 30, 1997 THE CLOSING PRICE OF THE TREASURY OBLIGATIONS, AS QUOTED ON SUCH MARKET, WAS $365.31.

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

                                    EASTERN AMERICAN NATURAL GAS TRUST

                                    By:  Bank of Montreal Trust Company, Trustee

                                    Name:  E. Kay Liederman
                                    Title: Vice President


Date: November 13, 1997

      THE REGISTRANT, EASTERN AMERICAN NATURAL GAS TRUST, HAS NO PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER, BOARD OF DIRECTORS OR PERSONS PERFORMING SIMILAR FUNCTIONS. ACCORDINGLY NO ADDITIONAL SIGNATURES ARE AVAILABLE AND NONE HAVE BEEN PROVIDED.