Form 10-K405
period 1997-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 1998-04-01
CIK 895474

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                 (312) 461-4662
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
      TITLE OF EACH CLASS                               ON WHICH REGISTERED

 Units of Beneficial Interest                         New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    The aggregate market value of the 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust held by non-affiliates of the registrant at the closing sales price on March 20, 1998 of 177/8 was approximately $105 million.

    As of March 20, 1998, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

    Documents Incorporated By Reference: None.

                                TABLE OF CONTENTS

                                     PART I
Item    1.      Business .....................................................................1
                Description of the Trust .....................................................1
                The Net Profits Interests ....................................................2
                The Underlying Properties ....................................................6
                Competition and Markets ......................................................9
                Regulation of Natural Gas ....................................................9
                Environmental Regulation .................................................... 9
                Description of Trust Units and Depositary Units .............................10
                Federal Income Tax Matters ..................................................12
                State Tax Considerations ....................................................18
Item    2.      Properties ..................................................................18
Item    3.      Legal Proceedings ...........................................................18
Item    4.      Submission of Matters to a Vote of Unitholders ..............................18

                                              PART II

Item    5.      Market for the Registrant's Common Equity

                       and Related Matters ................................................. 19

Item    6.      Selected Financial Data .....................................................19
Item    7.      Management's Discussion and Analysis of Financial

                       Condition and Results of Operations ..................................20

Item    8.      Financial Statements and Supplementary Data .................................22
Item    9.      Changes in and Disagreements with Accountants on

                       Accounting and Financial Disclosure ..................................22

                                              PART III

Item    10.     Directors and Executive Officers of the Registrant ..........................23
Item    11.     Executive Compensation ......................................................23

Item    12.     Security Ownership of Certain Beneficial Owners

                       and Management .......................................................23

Item    13.     Certain Relationships and Related Transactions ..............................23

Item    14.     Exhibits, Financial Statement Schedules, and

                       Reports on Form 8-K...................................................23

 SIGNATURES     .............................................................................25

  EXHIBIT A     Report of Ryder Scott Company, Independent Petroleum Engineers
  EXHIBIT B     Report of Coopers & Lybrand L.L.P.  Independent Public Accountants

                                     PART I

ITEM 1.     BUSINESS

                            DESCRIPTION OF THE TRUST

    The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee ("Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations located in West Virginia and Pennsylvania (the "Underlying Properties"). A portion of the production from the wells burdened by the Net Profits Interests is eligible for credits ("Section 29 Credits") under the Internal Revenue Code of 1986 for production of gas from Devonian shale or tight sand formations. The Net Profits Interests consist of a royalty interest in 322 wells and a term interest in the remaining wells and locations. Eastern American was obligated to drill and complete, at its expense, 65 development wells (the "Development Wells") on the development well locations conveyed to the Trust. As of December 31, 1997, Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). After May 15, 2012 and prior to or on May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell the royalty interests and liquidate the Trust.

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

    The Trustee is paid an annual fee of approximately $50,000. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 1997 was $237,176 and is anticipated to aggregate between $200,000 and $250,000 per year, although such costs could be materially higher or lower, depending primarily on the amounts of expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 1997, the Trust paid Eastern American an overhead reimbursement of $238,943 which will increase by 3.5% per year, payable quarterly.

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

    The Royalty NPI is not limited in term. Under the Trust Agreement, the Trustee is directed to sell the Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from such sale will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMCF of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 1997, 10.583 MMcf of such gas had been produced.

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

 The "Operating Cost Charge" for 1995 was $437,068 and for 1996 was $449,896, and for 1997 was $454,860. In 1998 and subsequent years the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on Eastern American's or the Trust's interests in the Underlying Properties, or production therefrom.

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

                                FLOOR PRICE        IMPLIED HENRY HUB AVERAGE
              YEAR                (PER MCF)        SPOT PRICE (PER MMBTU) (1)
              ----                ---------        --------------------------

              1993                  $2.16                    $0.76
              1994                  $2.31                    $0.91
              1995                  $2.35                    $0.80
              1996                  $2.36                    $0.54
              1997                  $2.57                    $0.84
              1998                  $2.84                    $1.28
              1999                  $3.09                    $1.65

(1) Represents the Henry Hub Average Spot Price portion of the Variable Price component used in calculating the Floor Price.

    The Index Price for any quarter is a weighted average price determined by reference to the Fixed Price component, which will be given a 66 2/3% weighing during the Primary Term and none thereafter, and a Variable Price component, which will be given a 33 1/3% weighing during the Primary Term and 100% thereafter. The Fixed Price was equal to $2.93 per mcf for calendar year 1995, $3.08 per mcf for 1996, $3.23 per mcf for 1997 and escalates 5% for each year thereafter during the Primary Term. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. After the Primary Term, the applicable purchase price under the Gas Purchase Contract will be the Index Price, determined solely by reference to the Variable Price component.

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

As disclosed in the Prospectus, Eastern American and Eastern Marketing are parties to a long-term gas sales contract ("Seneca Contract") pursuant to which Eastern American is entitled to sell gas at prices which are expected to approximate the Fixed Price Component of the Index Price under the Gas Purchase Contract. Eastern American has received notice from Seneca Power Partners, L.P., the gas purchaser, that it has reached an agreement in principle regarding the consensual restructuring of Seneca Power Partners, L.P. power purchase agreement in exchange for cash, common stock and price hedging agreements. Seneca Power approached Eastern American about terminating the Seneca Contract, and Eastern American and Seneca Power have entered into a Termination Agreement dated February 16, 1998 which terminates the Seneca Contract on a date to be determined, but no later than June 30, 1998. The termination of the Seneca Contract will not affect the obligations of Eastern Marketing and Eastern American under the Gas Purchase Contract, as such obligations relate to the Seneca Contract, and thus is not expected to have an effect on the Trust except to the extent of the elimination of any potential reimbursement by Eastern American for any increase in federal excise tax during the Primary Term (See "Gas Purchase Contract").

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

PERFORMANCE SUPPORT FOR GAS PURCHASE CONTRACT

    Under a standby performance agreement, Eastern American has agreed to make payments under the Gas Purchase Contract to the extent such payments are not made by Eastern Marketing. In addition, performance by Eastern Marketing of its obligation to make payments required pursuant to the Gas Purchase Contract will be secured by a standby letter of credit (the "Letter of Credit"). The Letter of Credit has been issued by One Valley Bank N.A. (the "Letter of Credit Bank"). The Letter of Credit has a one-year term which will be renewed annually during the Primary Term, subject to the right of the Letter of Credit Bank not to renew upon giving written notice at least 30 days prior to the expiration of an annual term. The Letter of Credit was originally in the face amount of $15 million, and declined to $9 million on June 30, 1997 and will decline annually thereafter to an amount equal to the lesser of (i) the remaining undrawn face amount thereof as of such date and (ii) $6 million in 1998 and $3 million in 1999. In the event of a failure by Eastern Marketing to make any required payment under the Gas Purchase Contract and a failure by Eastern American to make any such payment to the extent not made by Eastern Marketing, the Delaware Trustee shall draw on the Letter of Credit in the amount of such defaulted payment, up to the amount then remaining under the Letter of Credit.

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

DISTRIBUTIONS AND INCOME COMPUTATIONS

     The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on or before the 10th day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 1995 were $0.39, $0.39, $0.38 and $0.43 respectively and for each of the quarters in 1996 were $0.39, $0.46, $0.45 and $0.46 respectively, and for each of the quarters in 1997 were $0.42, $0.46, 0.43, and $0.36 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

                            THE UNDERLYING PROPERTIES

GENERAL

    The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 1997, such properties consisted of 694 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 1997, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 37,223 MMcf. (See " Reserves").

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

    The Underlying Properties initially included 65 specified development well locations for the drilling of the Development Wells by Eastern American. As of December 31, 1997, Eastern American had fulfilled its obligation with respect to the drilling of the Development Wells (See " Management's Discussion and Analysis of Financial Condition and Results of Operations").

 Eastern American was obligated to bear the costs of drilling and completing the Development Wells.

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

RESERVES

    PROVED RESERVES OF UNDERLYING PROPERTIES AND NET PROFITS INTERESTS. The following table sets forth, as of December 31, 1997, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 1997 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10%. A copy of the Reserve Report is included as Exhibit A hereto.
                                             PROVED GAS RESERVES
                                         --------------------------

       Discounted
                                            (MMCF)                  Estimated     Estimated
                                                                    Future Net     Future Net
                                DEVELOPED (2) UNDEVELOPED TOTAL     REVENUES(2)    REVENUES(2)
                               -------------  ----------- -------   -----------    -----------
                                                                        (Dollars in thousands)
Underlying Properties(1) .......      63,603      0      63,603      $167,150      $69,745
                                      ======      =      ======      ========      =======

Net Profits Interests:

        Royalty NPI ............      20,148      0      20,148      $ 65,715      $27,598
                        Term NPI      17,075      0      17,075      $ 55,847      $32,420
                                      ------      -      ------      --------      -------

            Total ..............      37,223      0      37,223      $121,562      $60,018
                                      ======      =      ======      ========      =======

(1) Reserve volumes and estimated future net revenues for Underlying Properties reflect volumes and revenues distributable to Eastern American's entire net revenue interest with respect to the Underlying Properties.

(2)    The effects of depreciation, depletion and federal income tax, including
       Section 29 Credits, have not been taken into account in estimating future net revenues. Estimated future net revenues and discounted estimated future net revenues are not intended, and should not be interpreted, as representing the fair market value for the estimated reserves.

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

DEFINITIONS

    As used herein, the following terms have the meanings indicated: "Mcf" and "mcf" means thousand cubic feet of gas, "MMCF" and "Mmcf" means million cubic feet of gas, "Bbl" means barrel (approximately 42 U.S. gallons), and "MBbl" means thousand barrels.

                             COMPETITION AND MARKETS

    All of the production attributable to the Net Profits Interest is sold to Eastern Marketing pursuant to the Gas Purchase Contract.See

 "The Net Profits Interests - - Gas Purchase Contract."

                            REGULATION OF NATURAL GAS

     The natural gas industry had historically been highly regulated by state and federal authorities. Concerns about perceived pipeline monopolies and other factors caused Congress to impose economic regulation on both pipelines and producers. Federal agencies regulated tariffs and conditions of service offered by interstate pipelines, and set maximum prices on the wellhead price of natural gas sold into interstate commerce. States, and even local governments, also regulated retail sales of natural gas by local utilities. Government agencies also set production rates to avoid waste and imposed environmental and safety regulations. At present, it appears that Federal regulation of wellhead natural gas prices has ended. However there can be no assurance that price controls or other similar economic regulations may not be reimposed in the future.

    Drilling and production of natural gas are heavily regulated in Pennsylvania and West Virginia, as in most states. A well cannot be drilled without a permit, and operations must be conducted in compliance with environmental, safety and conservation laws and regulations. In contrast to many other states which have substantial oil and gas production activity, the spacing of shallow wells (such as the wells subject to the Net Profits Interests) is not regulated by any state statute or regulatory agency in either West Virginia or Pennsylvania. Without spacing requirements specified by state statute or regulation, drainage of reserves from a property may occur from wells located in close proximity to such property. Due to the cost of drilling and completing wells and the typical production characteristics of natural gas wells in these states, Eastern American believes that it is not generally economic to drill gas wells in close proximity to an existing gas well since the new well would not generally produce sufficient volumes of gas to provide a sufficient rate of return after taking into account drilling costs, completion costs and ongoing operating and marketing costs of such new well. As a result, Eastern American has historically not drilled development wells closer than 1,000 feet from an existing well

                            ENVIRONMENTAL REGULATION

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

    SOLID AND HAZARDOUS WASTE. The Underlying Properties include numerous properties that have produced gas for a number of years but in which Eastern American has held an interest for a relatively short period of time prior to the effective date of the Conveyances. Although, to Eastern American's knowledge, prior operators utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid or hazardous wastes may have been disposed of or released on or under the Underlying Properties. Federal, state and local laws applicable to gas-related wastes have become increasingly more stringent. Under these new laws, Eastern American or the operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

    Generally, the holders of Depositary Units are entitled to participate in distributions with respect to the Trust Units, the Treasury Obligations and to the liquidation of the remaining assets of the Trust.

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

    At the issuance of the Depositary Units, the Company obtained an opinion of counsel, based on certain representations and subject to certain qualifications, that, for Federal income tax purposes, (a) the Trust will be taxed as a grantor trust and not as an association taxable as a corporation, (b) the Term NPI will be taxed as a production payment, (c) the income from the Royalty NPI will be royalty income subject to the allowance for depletion, and (d) a Unitholder will be eligible to claim Section 29 Credits with respect to certain sales of gas production attributable to the Royalty NPI. The Trustee has reported the operations of the Trust consistent with these opinions.

    No ruling has been or will be requested from the IRS with respect to any matter affecting the Trust or Unitholders, and thus no assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

    On September 9, 1997, the United States Tax Court entered its decision in NEILSON-TRUE PARTNERSHIP V. COMMISSIONER, 109 T.C. No. 6 (1997). The Tax Court ruled that, in order to be eligible for credits under Section 29 of the Internal Revenue Code, each well from which gas is produced from Devonian shale or a tight formation must receive a determination from the Federal Energy Regulatory Commission ("FERC") that the gas produced is, in fact, produced from Devonian shale or a tight formation. The Tax Court's decision is controversial and is currently on appeal to the United States Court of Appeals for the Tenth Circuit. Eastern American has undertaken to verify that each producing gas well subject to the Royalty NPI has received a well category determination from FERC. In the event that NEILSON-TRUE is ultimately upheld, Section 29 Credits attributable to any well that did not receive a FERC determination could be subject to challenge by the Internal Revenue Service and could affect the Trust's tax reporting of such credits in future years. SEE "SECTION 29 CREDIT."

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

SECTION 29 CREDIT

    Eastern American believes that most of the production attributable to the Royalty NPI is gas produced from Devonian shale or a tight formation. Provided a number of requirements are met, taxpayers are entitled to the Section 29 Credit for gas produced from Devonian shale or a tight formation. The Section 29 Credit generally applies only to gas produced from Devonian shale or a tight formation in the United States and sold to an unrelated party prior to January 1, 2003, from wells drilled after December 31, 1979, and prior to January 1, 1993. Additionally, the Section 29 Credit applies only to gas produced from a tight formation which, as of April 20, 1977, was committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act, as in effect on November 5, 1990), or which is produced from a well drilled after November 5, 1990. A Unitholder will be eligible to claim the Section 29 Credit with respect to certain sales of such gas attributable to the Royalty NPI.

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

    The Trust owns the Net Profits Interests burdening the Underlying Properties located in the states of Pennsylvania and West Virginia. Both of these states have income taxes applicable to individuals and may require the Trust to withhold taxes from distributions made to nonresident Unitholders. Withholding, if required, is at the rate of 4% of taxable income attributable to West Virginia and 2.8% of taxable income attributable to Pennsylvania. A Unitholder may be required to file state income tax returns and/or to pay taxes in these states and may be subject to penalties for failure to comply with such requirements. Any state income taxes withheld by the Trust are treated as deductions against income in the calculation of income taxes otherwise payable.

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

Item 3.     LEGAL PROCEEDINGS.

Eastern American has previously advised the Trust that it had been served with a Complaint from Columbia Gas Transmission Corporation ("Columbia") that alleged that some of Eastern American's wells are producing storage gas from a Columbia storage field in West Virginia. A portion of the wells included within the Complaint are ones in which the Trust owns a Net Profit Interest. The Trust was not named as a party to this action. Eastern American and Columbia entered into a Settlement Agreement and Mutual Release of All Claims dated as of July 16, 1997. This Agreement settles all matters in controversy between the parties and requires the suit to be dismissed with prejudice. Eastern American and the Trust are evaluating how, if any way, the settlement may affect the Trust.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

    There were no matters submitted to a vote of Unitholders during the QUARTER ended December 31, 1997.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

        The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT". The high and low prices and distribution paid during the quarters in the three-year period ended December 31, 1997 were as follows:

                       QUARTER
                       -------
                                                                   Distributions

       1995:                                 HIGH            LOW        PAID
       ----                                  ----            ---        ----
First (to March 31, 1995) ........        $  17 3/4        $ 15 1/4    $ 0.39
Second (to June 30, 1995) ........        $  17 7/8        $ 16 1/4    $ 0.39
Third (to September 30, 1995) ....        $  16 1/4        $ 14 3/4    $ 0.38
Fourth (to December 31, 1995) ....        $  17            $ 14 7/8    $ 0.43

1996:

First (to March 15, 1996) ........        $  17 3/4        $ 16        $ 0.39
Second (to June 30, 1996) ........        $  17            $ 14 3/8    $ 0.46
Third (to September 30, 1996) ....        $  17            $ 14 3/4    $ 0.45
Fourth (to December 31, 1996) ....        $  17 7/8        $ 16 1/8    $ 0.46


1997:

First (to March 15, 1997)  .......        $ 18 3/8         $ 16 5/8    $ 0.42
Second (to June 30, 1997 .........        $ 17 1/2         $ 16 3/8    $ 0.46
Third (to September 30, 1997) ....        $ 19 1/8         $ 16 7/8    $ 0.43
Fourth (to December 31, 1997) ....        $  20            $ 18 1/8    $ 0.36


        At March 20, 1998 the 5,900,000 Depositary Units outstanding were held by 438 Unitholders of record.

        With respect to the Treasury Obligations, the high and low asked prices per $1,000 face amount for the period from October 1, 1997 to December 31, 1997 were $401.21 and $365.12 respectively. The closing asked price on December 31, 1997 was $399.30 per $1,000 face amount.

ITEM 6.    SELECTED FINANCIAL DATA.

                                         December     December     December     December     December
                                         31, 1997     31, 1996     31, 1995     31, 1994     31, 1993
                                         --------     --------     ---------    ---------    --------
Distributable Income and other
    Distributions Declared ........  $   9,803,862  $10,387,436  $ 9,318,720  $10,747,881  $11,800,390

Distributable Income and other
    Distributions Declared per unit  $        1.66  $      1.76  $      1.58  $      1.82  $      2.00


Total assets at year end ..........    $66,535,828  $72,813,708 $78,477,924  $84,570,114  $91,302,347

-----------------------

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

        As of December 31, 1997 Eastern American had fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, and 58 of these wells are on line and producing. One (1) of the Development Wells is not in production at the present time as its commercial potential is still being evaluated.

        Four (4) of the remaining six (6) Development Wells were, as previously disclosed, closely offset by third parties. Since the wells drilled by the third parties were within 1,000 feet of these Development Wells Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset Development Wells. The Trust has agreed that in lieu of drilling these closely offset Development Wells that Eastern American can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company.

        The two (2) remaining Development Wells were not drilled because Eastern American was unable to cure various title defects associated with these wells. Eastern American advised the Trust that it made a diligent effort to cure title but was unsuccessful. In West Virginia an oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term NPI Conveyance if the state of title to the drill site to any Development Well renders such property undrillable in the good faith opinion of Eastern American under the Reasonably Prudent Operator Standard then such drill site(s) shall be construed as a Development Well(s). Consequently, Eastern American has fulfilled its commitment to the Trust to drill the required number of Development Wells.

        During 1997, two (2) wells in which the Trust owns a Net Profits Interest (identified as the Berwind No.21 and Berwind No.24) were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfered with proposed mining operations. The coal lessee could cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American received $39,177 for the Berwind No.21 and $105,538 for the Berwind No.24 for a total of $144,715. Ninety percent (90%) of this amount or $130,243.50 has been allocated to the Trust. Eastern American was required to plug two (2) additional wells under this agreement with the coal lessee in 1997, however the parties have not agreed upon the compensation due to the Trust. It is expected that the Trust will receive payment for these wells in 1998. It is expected that additional wells will be required to be plugged over the remaining life of the Trust as a result of this agreement.

        Pursuant to the Trust Agreement, Eastern American may, without the consent of the Unitholders, require the Trust to release or convey the Net Profits Interest associated with a well if such well accounts for no more than
 .25% of the total production from the Underlying Properties for the prior twelve
(12) months. During the first quarter of the fiscal year Eastern American sold a group of wells to Fola Land Company, Inc (FOLA") who is the fee owner of the property upon which these wells are situate. Fola advised Eastern American that it was interested in acquiring these wells since it had plans for an aggressive coal mining program on the property. One of the wells included in this sale was the Bethlehem Steel No.24 well in which the Trust owns a Net Profit Interest.
The Trust's proportionate share of the sales allocated to this well is $47,600. During the relevant 12-month period, the production from the Bethlehem Steel No.24 well represented .11% of the total production from the Underlying Properties.

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

        During the fourth quarter of 1995, two of the wells in which the Trust owns a Net Profits Interest (identified as the Berwind No. 19 and Berwind No. 20 wells) were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfered with proposed coal mining operations. The coal lessee could cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned and as a result Eastern American received $216,500 for the Berwind No. 19 and Berwind No. 20 wells. Ninety percent (90%) of this amount or $194,850 was allocated to the Trust.

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

RESULTS OF OPERATIONS

        1997 COMPARED WITH 1996

        The Trust's total distributions declared per Unit were $1.66 for the twelve months ended December 31, 1997 as compared to $1.76 for the twelve months ended December 31, 1996. Such decrease was due to a decrease in production attributable to the Trust which was offset slightly by an increase in the price payable to the Trust for gas attributable to the Net Profits Interests. Production for the twelve months ended December 31, 1997 was 3,353 Mmcf as compared to 4,028 Mmcf for the twelve months ended December 31, 1996. The production decreases were attributable to normal production declines associated with the Underlying Properties, which were only partially offset by the production from the Development Wells drilled.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.19 per Mcf for the twelve months ended December 31, 1997 and $3.00 per Mcf for the twelve months ended December 31, 1996. The price per Mcf was higher for the twelve months ended December 31, 1997 than for the corresponding prior twelve months period due to a higher Fixed Price component of the Index Price under the Gas Purchase Contract ($3.23 per Mcf for the twelve months ended December 31, 1997, and $3.08 per Mcf for the twelve months ended December 31, 1996). Such higher Fixed Price was attributable to the 5% annual escalation between years during the Primary Term. The Variable Price component was also higher ($3.05 per Mcf for the twelve months ended December 31, 1997, and $2.88 per Mcf for the twelve months ended December 31, 1996). Such higher Variable Price was directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub for the twelve months ended December 31, 1997 ($2.47 per Mcf) as compared to the prior year ($2.32).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                         Page in this Form 10-K

Financial Statements
    Report of Independent Accountants.......................           B-2
    Statements of Assets, Liabilities and Trust Corpus as
        of December 31, 1997 and 1996.......................           B-3
    Statements of Distributable Income for the years ended
        December 31, 1997, 1996 and 1995......................         B-4
    Statements of Changes in Trust Corpus for the years ended
        December 31, 1997, 1996, and 1995.....................         B-5
    Notes to Financial Statements.............................         B-6

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

ITEM 11.   EXECUTIVE COMPENSATION.

    The Trust has no officers or directors, and is administered by the Trustee. For the years ended December 31, 1997, 1996 and 1995, the Trustee received $237,176, $208,787 and $246,817 respectively, as compensation for such services.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    (a)    Security Ownership of Certain Beneficial Owners.

    Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than five percent of the Units as of March 20, 1998.

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

    None.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A)(1) FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated:
                                                          PAGE IN THIS FORM 10-K

Report of Independent Accountants...........................           B-2
Statements of Assets, Liabilities and Trust Corpus as of December 31,

    1997 and 1996...........................................           B-3
Statements of Distributable Income for the years ended
       December 31, 1997, 1996 and 1995.....................           B-4
Statements of Changes in Trust Corpus for the years ended
    December 31, 1997, 1996 and  1995 ......................           B-5
Notes to Financial Statements...............................           B-6

    (A)(2) SCHEDULES

    All schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

(A)(3)  EXHIBITS

    Except as otherwise indicated below, all exhibits are incorporated: herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission. All references are to the registrant's Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                                                                        Exhibit
                                                                         NUMBER

  3.1   Second Amended and Restated Trust Agreement of Eastern

        American Natural Gas Trust..........................              3.1
  4.1   Specimen Depositary Receipt.........................              4.1
  4.2   Form of NPI Royalty Deposit Agreement...............              4.2
  10.1  Form of Conveyance..................................             10.1
  10.2  Form of Term NPI Conveyance.........................             10.2
  10.3  Form of Gas Purchase Contract between Eastern American
        Energy Corporation, Eastern American Marketing Corporation
        and Eastern American Natural Gas Trust..............             10.3
  10.4  * Letter of Credit issued by One Valley Bank, N.A.
        to Eastern American Natural Gas Trust, as beneficiary
  10.5  Form of Conveyance of Production Payment/Assignment of
        Production from Eastern American Natural Gas Trust to
        Eastern American Marketing Corporation..............             10.5
  10.6  Form of Assignment and Standby Performance Agreement             10.6
        * Filed herewith

  (B)   REPORTS ON FORM 8-K

  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended December 31, 1997.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS _____ DAY OF MARCH 1998.

                                             EASTERN AMERICAN NATURAL GAS TRUST

                                             By:Bank of Montreal Trust Company,
                                             Trustee

                                             By:    ___________________________

                                             Name:   ___________________________

                                             Title:  ___________________________

        The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                       EASTERN AMERICAN NATURAL GAS TRUST

                                   ----------

                              FINANCIAL STATEMENTS

                        as of December 31, 1997, and 1996
                             and for the years ended
                        December 31, 1997, 1996 and 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and Bank of Montreal
Trust Company, as Trustee for
Eastern American Natural Gas Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 1997 and 1996, and the related statements of distributable income, and changes in trust corpus for the years ending December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1997 and 1996, and the distributable income for the years ended December 31, 1997, 1996 and 1995, on the basis of accounting described in Note 2.

Denver, Colorado
March 30, 1998

                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                        as of December 31, 1997 and 1996

                                   ----------


                                                ASSETS

                                                           1997          1996
                                                           =====         =====


Cash .............................................  $      1,905   $      1,511

Net proceeds receivable ..........................     2,218,406      2,795,254

Net profits interests in gas properties ..........    93,162,180     93,162,180
   Less accumulated amortization of net profits
     interests in gas properties .................   (28,846,663)   (23,145,237)
                                                    ------------   ------------
                                                      64,315,517     70,016,943
                                                    ------------   ------------

Total assets .....................................  $ 66,535,828   $ 72,813,708
                                                    ============   ============



                          LIABILITIES AND TRUST CORPUS

General and administrative ...................      $   118,944      $    74,427
   expenses payable

Distributions payable ........................        2,101,367        2,722,338

Trust Corpus (5,900,000 trust units

    authorized and outstanding) ..............       64,315,517       70,016,943
                                                    -----------      -----------

Total liabilities and trust corpus ...........      $66,535,828      $72,813,708
                                                    ===========      ===========




                     The accompanying notes are an integral
                       part of these financial statements

                       EASTERN AMERICAN NATURAL GAS TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                               for the years ended
                         December 31, 1997, 1996 and1995

                                   ----------

                                                    1997           1996           1995
                                                    ----           -----         ------

Revenues:
    Royalty income ...........................  $ 11,316,922   $12,103,139  $ 10,753,516
Operating expenses:
        Taxes on production and prop .........       768,194       830,920       727,193
        Operating cost charges ...............       454,860       449,896       437,068
                                                ------------   -----------  ------------
           Total operating expenses ..........     1,223,054     1,280,816     1,164,261
                                                ------------   -----------  ------------

        Net proceeds to the Trust ............    10,093,868    10,822,323     9,589,255

General and administrative expenses ..........      (476,119)     (441,619)     (471,774)
Interest income ..............................         8,270         6,389
Cash proceeds on sale of net profit interest .       177,843       194,850               194,850
----------------------------------------------  ------------   -----------  ------------

        Distributable income .................  $  9,803,862   $10,387,436  $  9,318,720
                                                ============   ===========  ============



Distributable income per unit (5,900,000 units
        authorized and outstanding) $ ........        1.6617   $    1.7606  $     1.5795
----------------------------------------------  ============   ===========  ============

                     The accompanying notes are an integral
                       part of these financial statements

                       EASTERN AMERICAN NATURAL GAS TRUST
                      STATEMENTS OF CHANGES IN TRUST CORPUS
                               for the years ended
                        December 31, 1997, 1996 and 1995

                                   ----------

                                                      1997          1996           1995
                                                      ----         -----          ------
Total Corpus, beginning of period .............  $ 70,016,943   $ 75,854,100   $ 81,848,633

Distributable income ..........................     9,803,863     10,387,436      9,318,720

Distributions declared to Unitholder               (9,803,863)  ( 10,387,436)    (9,318,720)

Amortization of net profits interests in

        gas properties ........................    (5,701,426)    (5,837,157)    (5,994,533)
                                                 ------------   ------------   ------------

Trust Corpus, end of period ...................  $ 64,315,517   $ 70,016,943   $ 75,854,100
                                                 ============   ============   ============

                     The accompanying notes are an integral
                       part of these financial statements

                       EASTERN AMERICAN NATURAL GAS TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


1.      ORGANIZATION OF THE TRUST

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The purpose of the Trust is to acquire and hold net profits interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Underlying Properties are operated by Eastern American. The Net Profits Interests (the "Net Profits Interests") consist of a Royalty interest in 322 wells and a Term interest in the remaining wells and locations. As of December 31, 1997, Eastern American had fulfilled its obligation with respect to the drilling of the Development Wells.

        Four (4) of the remaining six (6) Development Wells were, as previously disclosed, closely offset by third parties. Since the wells drilled by the third parties were within 1,000 feet these Development Wells Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset Development Wells. The Trust has agreethat in lieu of drilling these closely offset Development Wells that Eastern American can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company.

        The two (2) remaining Development Wells were not drilled because Eastern American was unable to cure various title defects associated with these wells. Eastern American advised the Trust that it made a diligent effort to cure title but was unsuccessful. In West Virgan oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term NPI Conveyance if the state of title to the drill site to any Development Well renders such property undrillable in the good faith opinion of Eastern American under the Reasonably Prudent Operator Standard then such drill site(s) shall be construed as a Development Well(s). Consequently, Eastern American has fulfilled its commitment to the Trust to drill the required number of Development Wells.

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

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

        Net proceeds receivable included in the Statement of Assets, Liabilities and Trust Corpus as of December 31, 1997 and December 31, 1996 was received by the Trust and distributed to the Unitholders on March 16, 1998 and March 15, 1997, respectively.

5.      RELATED PARTY TRANSACTIONS:

        The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $237,176 for the year ended December 31, 1997, $208,787 for the year ended December 31, 1996, and $246,817 for the year ended December 31, 1995. The Trustee paid Eastern American an annual base fee of $210,000 which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The Trustee paid Eastern American $238,943, $232,832 and $224,957 for overhead expenses for 1997, 1996 and 1995 respectively. Operating cost charges included in the Statement of Distributable Income are paid to Eastern American.

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

        Under a standby performance agreement Eastern American has agreed to make payments under the Gas Purchase Contract to the extent such payments are not made by Eastern Marketing. In addition Eastern Marketing's performance is secured by a standby Letter of Credit which originally was in the amount of $15 million, and declined to $9 million on June 30, 1997, and will decline annually thereafter to an amount equal to the lessor of (i) the remaining undrawn face amount thereof as of such date and, $6 million in 1998, and $3 million in 1999.

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

        The high and low closing prices of the Treasury Obligations, which have a $1,000 face principal amount, as quoted in the over-the-counter market for United States Treasury Obligations are as follows:

                                                                HIGH       LOW

Quarter ended March 31, 1995 .............................    $254.91    $231.03
Quarter ended June 30, 1995 ..............................     305.72     253.13
Quarter ended September 30, 1995 .........................     308.47     279.25
Quarter ended December 31, 1995 ..........................     347.72     307.59

Quarter ended March 31, 1996 .............................    $348.31    $301.75
Quarter ended June 30, 1996 ..............................     309.65     286.72
Quarter ended September 30, 1996 .........................     311.25     291.25
Quarter ended December 31, 1996 ..........................     345.43     312.30

Quarter ended March 31, 1997 .............................    $339.92    $313.05
Quarter ended June 30, 1997 ..............................     365.00     311.02
Quarter ended September 30, 1997 .........................     370.59     340.66
Quarter ended December 31, 1997 ..........................     401.21     365.12

        On December 31, 1997, December 31, 1996 and December 31, 1995 the closing price of the Treasury Obligations, as quoted on such market, was $399.30, $331.64 and $347.72 respectively.

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

        The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants. Fixed gas prices have been used during the Primary Term. The gas prices used thereafter are based on the average of October, November and December 1997 prices paid by Eastern Marketing.

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

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

7.      SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

        The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") January 1, 1995 to December 31, 1997:

                                              Royalty       Term          Total
                                                 NPI         NPI           NPI
                                               (MMCF)       (MMCF)        (MMCF)

Balance, January 1, 1995 ................      26,774       28,278       55,052

Production ..............................      (2,026)      (2,006)      (4,032)
Revisions of previous estimates .........         521          807        1,328
                                              -------      -------      -------

Balance, December 31, 1995 ..............      25,269       27,079       52,348

Production ..............................      (1,831)      (2,197)      (4,028)
Revisions of previous estimates .........        (934)      (4,010)      (4,944)
                                              -------      -------      -------

Balance, December 31, 1996 ..............      22,504       20,872       43,376
                                              =======      =======      =======

Production ..............................      (1,570)      (1,962)      (3,532)
Revisions of previous estimates .........        (786)      (1,835)      (2,621)
                                              -------      -------      -------

Balance, December 31, 1997 ..............      20,148       17,075       37,223
                                              =======      =======      =======

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   -----------



7.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

        Reserve quantities of proved developed gas reserves are as follows:

                                               Royalty       Term          Total
                                                 NPI          NPI           NPI
                                               (MMCF)       (MMCF)        (MMCF)

December 31, 1995 ....................        25,269        21,579        46,848
                                              ======        ======        ======

December 31, 1996 ....................        22,504        19,689        42,193
                                              ======        ======        ======

December 31, 1997 ....................        20,148        17,075        37,223
                                              ======        ======        ======

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------



7.      SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The following is the standardized measure of discounted future net cash flows as of December 31, 1997 (in thousands):

                                              Royalty        Term         Total
                                                NPI          NPI           NPI

Future cash inflows ....................    $ 82,520     $ 64,253     $ 146,773
Future production taxes ................      (4,470)      (2,946)       (7,416)
Future production costs ................     (12,335)      (5,460)      (17,795)

Future net inflows .....................      65,715       55,847       121,562
10% discount factor ....................     (38,117)     (23,427)      (61,544)

Standardized measure of discounted
        future net cash flows ..........    $ 27,598     $ 32,420     $  60,018
                                            ========     ========     =========


        The following is the standardized measure of discounted future net cash flows as of December 31, 1996 (in thousands):

                                              Royalty        Term         Total
                                                NPI          NPI           NPI

Future cash inflows ....................    $ 85,274     $ 71,472     $ 156,746
Future production taxes ................      (4,631)      (3,233)       (7,864)

Future production costs ................     (13,742)      (5,610)      (19,352)

Future net inflows .....................      66,901       62,629       129,530
      10% discount factor ..............     (38,086)     (27,843)      (65,929)

Standardized measure of discounted

    future net cash flows ..............    $ 28,815     $ 34,786     $  63,601
                                            ========     ========     =========

The following is the standardized measure of discounted future net cash flows as of December 31, 1995 (in thousands):

                                          Royalty     Term        Total
                                           NPI         NPI         NPI

Future cash inflows ..................  $ 76,645   $ 75,482   $ 152,127   Future
production taxes .....................    (3,524)    (3,024)     (6,548)
   Future production costs ...........   (12,769)    (5,926)    (18,695)

Future net inflows ...................    60,352     66,532     126,884
10% discount factor ..................   (32,364)   (29,510)    (61,874)

Standardized measure of discounted
    future net cash flows ............  $ 27,988   $ 37,022   $  65,010
                                         ========   =========   ======

             EASTERN AMERICAN NATURAL GAS TRUST 1995, 1996 and 1997
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

7.      SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

           The following schedule reconciles the changes during 1995, 1996 and 1997 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

                                                   Royalty     Term       Total
                                                     NPI        NPI        NPI

Standardized measure, January 1, 1995 .........    30,851     41,094     71,945

Net proceeds to the Trust .....................    (4,629)    (4,960)    (9,589)
Revisions of previous estimates ...............       647      1,002      1,649
Accretion of discount .........................     3,085      4,109      7,194
Net change in price and production costs ......    (2,895)    (3,274)    (6,169)
Other .........................................       929       (949)       (20)
                                                 --------   --------   --------

Standardized measure, December 31, 1995 .......    27,988     37,022     65,010

Net proceeds to the Trust .....................    (5,615)    (5,207)   (10,822)
Revisions of previous estimates ...............    (1,369)    (5,880)    (7,249)
Accretion of discount .........................     2,799      3,702      6,501
Net change in price and production costs ......     5,050      4,683      9,733
Other .........................................       (38)       466        428
                                                 --------   --------   --------

Standardized measure, December 31, 1996 .......  $ 28,815   $ 34,786   $ 63,601

Net proceeds to the Trust .....................    (5,464)    (4,630)   (10,094)
Revisions of previous estimates ...............    (1,267)    (2,959)    (4,226)
Accretion of discount .........................     2,882      3,479      6,361
Net change in price and production costs ......     2,944      2,495      5,439
Other .........................................      (312)      (751)    (1,063)
                                                 --------   --------   --------

Standardized measure, December 31, 1997 .......  $ 27,598   $ 32,420   $ 60,018
                                                 ========   ========   ========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

8.      QUARTERLY FINANCIAL DATA (UNAUDITED):

        The following is a summary of royalty income and distributable income declared per unit by quarter in 1995, 1996 and 1997 (in thousands):

     1997                            MAR.31   JUNE 30  SEPT 30  DEC. 31   TOTAL
    -----                            ------   -------  -------  -------   -----


Royalty income ...................  $  2.934 $  3.122 $  2.761 $  2.500 $ 11.317
                                    ======== ======== ======== ======== ========

Distributable income .............  $  2.450 $  2.696 $  2.556 $  2.101 $  9.803
                                    ======== ======== ======== ======== ========

Distributable income per unit ....  $  .4152 $  .4569 $  .4333 $  .3562 $ 1.6617
                                    ======== ======== ======== ======== ========


    1996                             MAR.31   JUNE 30  SEPT 30  DEC. 31  TOTAL
    ----                             ------   -------  -------  -------  -----

Royalty income ...................  $  2.730 $  3.129 $  3.121 $  3.123 $ 12.103
                                    ======== ======== ======== ======== ========

Distributable income .............  $  2.273 $  2.713 $  2.679 $  2.722 $ 10.387
                                    ======== ======== ======== ======== ========

Distributable income per unit ....  $  .3852 $  .4598 $  .4541 $  .4615 $ 1.7606
                                    ======== ======== ======== ======== ========



       1995                          MAR.31   JUNE 30   SEPT 30  DEC. 31  TOTAL
       ----                          ------   -------   -------  -------  -----

Royalty income ....................  $ 2,709  $ 2,699  $ 2,625  $ 2,721  $10,754
                                     =======  =======  =======  =======  =======

Distributable income ..............  $ 2,272  $ 2,291  $ 2,241  $ 2,515  $ 9,319
                                     =======  =======  =======  =======  =======

Distributable income per unit .....  $ .3852  $ .3882  $ .3798  $ .4263  $1.5795
                                     -------  =======  =======  =======  =======