Form 10-Q
period 1998-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 1998-05-14
CIK 895474

------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         |X|         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements

                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME

                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                         -------------------
                                                         1998           1997
                                                         ----           ----

Royalty Income ...................................   $ 2,746,543    $ 2,933,727
                                                     -----------    -----------
Operating Expenses:

    Taxes on production and property .............       189,353        198,630
    Operating cost charges .......................       119,191        114,410
                                                     -----------    -----------
       Total Operating Expenses ..................       308,544        313,040
                                                     -----------    -----------
Net Proceeds to the Trust ........................     2,437,999      2,620,687

General and Administrative Expenses ..............      (137,280)      (173,397)
Interest Income ..................................         1,581          2,547

Cash Proceeds on Sale of Net Profits Interest ....       442,164              0
                                                     -----------    -----------
       Distributable Income ......................   $ 2,744,464    $ 2,449,837
                                                     ===========    ===========
Distributable Income Per Unit (5,900,000

       units authorized and Outstanding): ........   $    0.4652    $    0.4152
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                      MARCH 31,     DECEMBER 31,
                                                        1998           1997
                                                   --------------  -------------
                                                      (Unaudited)
Assets:
    Cash .........................................  $      1,581   $      1,905
    Net Proceeds Receivable ......................     2,880,163      2,218,406
    Net Profits Interests in Gas Properties ......    93,162,180     93,162,180
    Accumulated Amortization .....................   (30,302,140)   (28,846,663)
                                                    ------------   ------------

        Total Assets .............................  $ 65,741,784   $ 66,535,828
                                                    ============   ============
Liabilities and Trust Corpus:
    Trust General and Administrative
        Expenses Payable .........................  $    137,280   $    118,944
    Distributions Payable ........................     2,744,464      2,101,367
    Trust Corpus (5,900,000 Trust Units authorized
        and outstanding) .........................    62,860,040     64,315,517
                                                    ------------   ------------
        Total Liabilities and Trust Corpus .......  $ 65,741,784   $ 66,535,828
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED           ENDED
                                                  MARCH 31, 1998  MARCH 31, 1997
                                                  --------------  --------------

Trust Corpus, Beginning of Period ............   $ 64,315,517     $ 70,016,943
Distributable Income .........................      2,744,464        2,449,837
Distributions Declared to Unitholders ........     (2,744,464)      (2,449,837)

Amortization of Net Profits Interests
    in Gas Properties ........................     (1,455,477)      (1,473,717)
                                                 ------------     ------------
 Trust Corpus, End of Period .................   $ 62,860,040       68,543,226
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

NOTE 2.  Basis of Presentation

    The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

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

    The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to Chargeable Costs for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the Operating Cost Charge, Capital Costs and Taxes. The "Operating Cost Charge" for 1997 was based annual on a rate of $454,860 and for 1998 the annual rate is $476,764. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

    Pursuant to the Gas Purchase Contract, Eastern Marketing Corporation will be obligated to purchase such gas production, on a quarterly basis, at a purchase price per Mcf, subject to certain adjustments, equal to the greater of the Index Price and the Floor Price for gas produced during the seven-year period ending December 31, 1999 (the "Primary Term") and at a purchase price per Mcf equal to the Index Price thereafter. The Floor Price was $2.57 per Mcf for 1997 and shall be $2.84 per Mcf for 1998 and $3.09 per Mcf for 1999, in each case subject to adjustment under certain circumstances. The Index Price for any quarter during the Primary Term will be a weighted average price determined by reference to the fixed price ("Fixed Price") component, which will be given a 66 2/3% weight, and a variable price ("Variable Price") component, which will be given a 33 1/3% weight. Following the Primary Term, the Index Price will be determined solely by reference to the Variable Price. The Fixed Price was equal to $3.23 per Mcf for the 1997 calendar year, and escalates at 5% for each year thereafter during the primary term. The fixed price for the 1998 calendar year is $3.39 per Mcf. The Variable Price is equal to the Henry Hub Average Spot Price (as defined) plus $.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price for any quarter is a price per MMBtu based on a 12-month average settlement price of the gas futures contracts for gas delivered to the Henry Hub (Henry, Louisiana).

    Pursuant to the Conveyances Eastern American was obligated to drill the 65 Development Wells. As of December 31, 1997, Eastern American had fulfilled its obligation with respect to the drilling of the Development Wells. (See the Trust's Form 10-K for the fiscal year ended December 31, 1997 for a more complete description of the Development Wells.)

    A total of seven (7) wells in which the Trust owns a Net Profits Interest have been or will be required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfere with existing and proposed mining operations. The coal lessee has the contractual authority to cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior Agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement, the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American recently resolved a dispute with the coal lessee over the valuation of these wells and the total amount to be received by Eastern American as consideration for the plugging and abandonedment of these wells is $931,637.36. Ninety percent (90%) of this amount or $838,473.62 will be paid to the Trust. The coal lessee is to pay this consideration in installments and during this period the sum of $442,164 is included on the March 31, 1998 Statements of Distributable Income under Cash Proceeds on sale of Net Profits Interests. The balance of the amount due will be included in the distributable income for the quarter ending June 30, 1998.

    Since the wells drilled by the third parties were within 1,000 feet of the Development Wells, Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset Development Wells. The Trust has agreed that in lieu of drilling these closely offset Development Wells that Eastern American can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During this quarter an additional volume of 10,565 Mcf was delivered to the Trust to fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1998 AND THREE MONTHS ENDED MARCH 31, 1997

        The Trust's distributable income was $2,744,464 for the three months ended March 31, 1998 as compared to $2,449,837 for the three months ended March 31, 1997. This increase was due, in part, to an increase in the price payable to the Trust under the Gas Purchase Contract ($3.267 per Mcf for the three months ended March 31, 1998; $3.206 per Mcf for the three months ended March 31, 1997) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 1998 (842 MMcf) as compared to the three months ended March 31, 1997 (913 Mmcf), due in part to natural declines in production and the plugging and abandonment of certain wells as disclosed herein. The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $442,164 for the quarter ending March 31, 1998, while no such sales were recognized in the corresponding prior quarter.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.267 per Mcf for the three months ended March 31, 1998 and $3.206 per Mcf for the three months ended March 31, 1997. The price per Mcf was higher for the three months ended March 31, 1998 than for the corresponding three month period ending March 31, 1997 due to a higher Fixed Price component ($3.39 per MCF for the three months ended March 31, 1998; $3.23 per MCF for the three months ended March 31, 1997) offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($3.021 per Mcf for the three months ended March 31, 1998; $3.153 per Mcf for the three months ended March 31, 1997). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended March 31, 1998 ($2.446 per Dth) as compared to the prior period ($2.566 per Dth).

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.

                    EASTERN AMERICAN HAS PREVIOUSLY ADVISED THE TRUST THAT IT HAD BEEN SERVED WITH A COMPLAINT FROM COLUMBIA GAS TRANSMISSION CORPORATION ("COLUMBIA") THAT ALLEGES THAT SOME OF EASTERN AMERICAN'S WELLS INCLUDED WITHIN THE COMPLAINT ARE PRODUCING STORAGE GAS FROM A COLUMBIA STORAGE FIELD IN WEST VIRGINIA. A PORTION OF THE WELLS ARE ONES IN WHICH THE TRUST OWNS A NET PROFIT INTEREST. THE TRUST WAS NOT NAMED AS A PARTY TO THIS ACTION. EASTERN AMERICAN AND COLUMBIA ENTERED INTO A SETTLEMENT AGREEMENT AND MUTUAL RELEASE OF ALL CLAIMS DATED AS OF JULY 16, 1997. THIS AGREEMENT SETTLES ALL MATTERS IN CONTROVERSY BETWEEN THE PARTIES AND REQUIRES THE SUIT TO BE DISMISSED WITH PREJUDICE. EASTERN AMERICAN AND THE TRUST ARE EVALUATING HOW, IF ANY WAY, THE SETTLEMENT MAY EFFECT THE TRUST.

ITEM 2.    Changes in Securities.

                    NONE.

ITEM 3.    Defaults Upon Senior Securities.

                    NONE.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                    NONE.

ITEM 5.    Other Information.

        FOR THE CALENDAR QUARTER ENDED MARCH 31, 1998, THE HIGH AND LOW CLOSING PRICES OF THE TREASURY OBLIGATIONS (WHICH HAVE $1,000 FACE PRINCIPAL AMOUNT), AS QUOTED IN THE OVER-THE-COUNTER MARKET FOR UNITED STATES TREASURY OBLIGATIONS, WERE $431.88 AND $395.43 RESPECTIVELY. ON MARCH 31, 1998 THE CLOSING PRICE OF THE TREASURY OBLIGATIONS, AS QUOTED ON SUCH MARKET, WAS $405.00.

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

                                    EASTERN AMERICAN NATURAL GAS TRUST

                                    By:  Bank of Montreal Trust Company, Trustee

                                    /s/ E. KAY LIEDERMAN
                                    ------------------------
                                    Name:  E. Kay Liederman
                                    Title: Vice President

Date: May 12, 1998

        THE REGISTRANT, EASTERN AMERICAN NATURAL GAS TRUST, HAS NO PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER, BOARD OF DIRECTORS OR PERSONS PERFORMING SIMILAR FUNCTIONS. ACCORDINGLY NO ADDITIONAL SIGNATURES ARE AVAILABLE AND NONE HAVE BEEN PROVIDED.