Form 10-Q
period 1998-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1998-08-13
CIK 895474

------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(MARK ONE)
   [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                      EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                                 (UNAUDITED)

                                                     SIX MONTHS ENDED            THREE MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------    -------------------------
                                                   1998           1997            1998          1997
                                               -----------     -----------     ----------     --------
Royalty Income ..............................   $ 5,217,923    $ 6,056,161    $ 2,471,379    $ 3,122,434

   Operating Expenses:
   Taxes on production and property .........       359,468        414,149        170,115        215,519
   Operating cost charges ...................       237,630        228,820        118,439        114,410

                                                -----------    -----------    -----------    -----------

   Total Operating Expenses .................       597,098        642,969        288,554        329,929

                                                -----------    -----------    -----------    -----------
Net Proceeds to the Trust ...................     4,620,824      5,413,192      2,182,826      2,792,505


General and Administrative Expenses .........      (255,622)      (272,177)      (118,341)       (98,779)

Interest Income .............................         3,655          4,382          2,073          1,835
Cash Proceeds on Sale of Net Profits Interest       838,474              0        396,310              0

   Distributable Income .....................   $ 5,207,331    $ 5,145,397    $ 2,462,867    $ 2,695,561
                                                -----------    -----------    -----------    -----------

Distributable Income Per Unit(5,900,000)
   units authorized and Outstanding): .......   $    0.8826    $    0.8721    $    0.4174    $    0.4569
                                                ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                     AS OF                  AS OF
                                                  JUNE 30, 1998       DECEMBER 31, 1997
                                                 ---------------     -------------------
                                                   (UNAUDITED)
Assets:
   Cash ......................................    $      2,073          $      1,905
   Net Proceeds Receivable ...................       2,579,136             2,218,406
   Net Profits Interests in Gas Properties ...      93,162,180            93,162,180
   Accumulated Amortization ..................     (31,624,625)          (28,846,663)
                                                  ------------          ------------

      Total Assets ...........................    $ 64,118,764          $ 66,535,828
                                                  ============          ============

Liabilities and Trust Corpus:
   Trust General and Administrative
      Expenses Payable .......................    $    118,341          $    118,944
   Distributions Payable .....................       2,462,867             2,101,367
   Trust Corpus (5,900,000 Trust
      Units authorized and outstanding) ......      61,537,555            64,315,517
                                                  ------------          ------------

      Total Liabilities and Trust Corpus .....    $ 64,118,764          $ 66,535,828
                                                  ============          ============

  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

                    STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (UNAUDITED)


                                                   SIX MONTHS       SIX MONTHS
                                                     ENDED             ENDED
                                                  JUNE 30, 1998   JUNE 30, 1997
                                                 --------------   --------------

Trust Corpus, Beginning of Period ..........     $ 64,315,517      $ 70,016,943
Distributable Income .......................        5,207,331         5,145,397
Distributions Declared to Unitholders ......       (5,207,331)       (5,145,397)

Amortization of Net Profits Interests
   in Gas Properties .......................       (2,777,962)       (3,054,525)
                                                 ------------      ------------
 Trust Corpus, End of Period ...............     $ 61,537,555      $ 66,962,418
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

   The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to Chargeable Costs for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the Operating Cost Charge, Capital Costs and Taxes. The "Operating Cost Charge" for 1997 was based on an annual rate of $454,860 and for 1998 the annual rate is $476,764. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

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

   Pursuant to the Conveyances, Eastern American was obligated to drill the 65 Development Wells. As of December 31, 1997, Eastern American had fulfilled its obligation with respect to the drilling of the Development Wells. (See the Trust's Form 10-K for the fiscal year ended December 31, 1997 for a more complete description of the Development Wells.)

    Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During this quarter an additional volume of 9,935 Mcf was delivered to the Trust to fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

   A total of seven (7) wells in which the Trust owns a Net Profits Interest have been or will be required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfere with existing and proposed mining operations. The coal lessee has the contractual authority to cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement, the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American recently resolved a dispute with the coal lessee over the valuation of these wells and the total amount to be received by Eastern American as consideration for the plugging and abandonment of these wells is $931,637. Ninety percent (90%) of this amount or $838,474 was paid to the Trust. The coal lessee paid this consideration in installments, and a portion of this amount, $442,164 was included in the distributable income for the quarter ending March 31, 1998. During the quarter ended June 30, 1998, $396,310 is included on the Statement of Distributable Income under Cash Proceeds on Sale of Net Profits Interests.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1998 AND THREE MONTHS ENDED JUNE 30, 1997

      The Trust's distributable income was $2,462,867 for the three months ended June 30, 1998 as compared to $2,695,561 for the three months ended June 30, 1997. This decrease was due, in part, to a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 1998 (765 MMcf) as compared to the three months ended June 30, 1997 (989 MMcf). This decline is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells as disclosed herein. This decrease was partially offset by an increase in the price payable to the Trust under the Gas Purchase Contract ($3.221 per Mcf for the three months ended June 30, 1998, as compared to $3.155 per Mcf for the three months ended June 30,
1997). The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $396,310 for the quarter ended June 30, 1998, while no such sales were recognized in the corresponding prior quarter.

      The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.221 per Mcf for the three months ended June 30, 1998 and $3.155 per Mcf for the three months ended June 30, 1997. The price per Mcf was higher for the three months ended June 30, 1998 than for the corresponding three month period ending June 30, 1997 due to a higher Fixed Price component ($3.39 per MCF for the three months ended June 30, 1998; $3.23 per MCF for the three months ended June 30, 1997) and was partially offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($2.882 per Mcf for the three months ended June 30, 1998; $3.00 per Mcf for the three months ended June 30, 1997). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the three months ended June 30, 1998 ($2.32 per Dth) as compared to the prior period ($2.427 per Dth).

COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1998 AND SIX MONTHS ENDED JUNE 30, 1997

      The Trust's distributable income was $5,207,331 for the six months ended June 30, 1998 as compared to $5,145,397 for the six months ended June 30, 1997. This increase was due, in part, to an increase in the average price payable to the Trust under the Gas Purchase Contract ($3.244 per Mcf for the six months ended June 30, 1998; $3.181 per Mcf for the six months ended June 30, 1997) and was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 1998 (1,608 MMcf) as compared to the six months ended June 30, 1997 (1,903 Mmcf). The production decreases were attributable to normal production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells as disclosed herein. The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $838,474 for the six months ended June 30, 1998, while no such sales were recognized for the six months ended June 30, 1997.

      The average price payable to the Trust for gas production attributable to the Net Profits

Interests was $3.244 per Mcf for the six months ended June 30, 1998 and $3.181 per Mcf for the six months ended June 30, 1997. The price per Mcf was higher for the six months ended June 30, 1998 than for the corresponding six month period ending June 30, 1997 due to a higher Fixed Price component ($3.39 per MCF for the six months ended June 30, 1998, as compared to $3.23 per MCF for the six months ended June 30, 1997) and was partially offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($2.952 per Mcf for the six months ended June 30, 1998, as compared to $3.077 per Mcf for the six months ended June 30, 1997). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the six months ended June 30, 1998 ($2.38 per Dth) as compared to the prior period ($2.496 per Dth).

                         PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

         EASTERN AMERICAN HAS PREVIOUSLY ADVISED THE TRUST THAT IT HAD BEEN SERVED WITH A COMPLAINT FROM COLUMBIA GAS TRANSMISSION CORPORATION ("COLUMBIA") THAT ALLEGES THAT SOME OF EASTERN AMERICAN'S WELLS INCLUDED WITH IN THE COMPLAINT ARE PRODUCING STORAGE GAS FROM A COLUMBIA STORAGE FIELD IN WEST VIRGINIA. A PORTION OF THE WELLS ARE ONES IN WHICH THE TRUST OWNS A NET PROFIT INTEREST. THE TRUST WAS NOT NAMED AS A PARTY TO THIS ACTION. EASTERN AMERICAN AND COLUMBIA ENTERED INTO A SETTLEMENT AGREEMENT AND MUTUAL RELEASE OF ALL CLAIMS DATED AS OF JULY 16, 1997. THIS AGREEMENT SETTLES ALL MATTERS IN CONTROVERSY BETWEEN THE PARTIES AND REQUIRES THE SUIT TO BE DISMISSED WITH PREJUDICE. EASTERN AMERICAN AND THE TRUST ARE EVALUATING HOW, IF ANY WAY, THE SETTLEMENT MAY AFFECT THE TRUST.

ITEM 2.    Changes in Securities.

                  NONE.

ITEM 3.    Defaults Upon Senior Securities.

                  NONE.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                 NONE.

ITEM 5.   Other Information.

      FOR THE CALENDAR QUARTER ENDED JUNE 30, 1998, THE HIGH AND LOW CLOSING PRICES OF THE TREASURY OBLIGATIONS (WHICH HAVE $1,000 FACE PRINCIPAL AMOUNT), AS QUOTED IN THE OVER-THE-COUNTER MARKET FOR UNITED STATES TREASURY OBLIGATIONS, WERE $456.29 AND $425.35 RESPECTIVELY. ON JUNE 30, 1998 THE CLOSING PRICE OF THE TREASURY OBLIGATIONS, AS QUOTED ON SUCH MARKET, WAS $455.08.

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


Date: August 12, 1998

      THE REGISTRANT, EASTERN AMERICAN NATURAL GAS TRUST, HAS NO PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER, BOARD OF DIRECTORS OR PERSONS PERFORMING SIMILAR FUNCTIONS. ACCORDINGLY NO ADDITIONAL SIGNATURES ARE AVAILABLE AND NONE HAVE BEEN PROVIDED.