Form 10-Q
period 1998-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1998-11-16
CIK 895474

------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(MARK ONE)
         |X|      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

         |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITION EXCHANGE ACT OR 1934

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

                        PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements


                      EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENTS OF DISTRIBUTABLE INCOME
                                 (UNAUDITED)

                                                    Nine months ended              Three months ended
                                                       September 30                  September 30
                                                    1998            1997           1998          1997
                                                ========================================================
Royalty Income ..............................   $ 7,742,352    $ 8,817,202    $ 2,524,530    $ 2,761,041

Operating Expenses:
Taxes on production and property ............       531,814        600,752        172,346        186,603
Operating cost charges ......................       355,884        340,987        118,254        112,167

                                                -----------    -----------    -----------    -----------

   Total Operating Expense ..................       887,698        941,739        290,600        298,770



Net Proceeds to the Trust ...................     6,854,654      7,875,463      2,233,830      2,462,271


General and Administrative Expense ..........      (349,007)      (357,175)       (93,385)       (84,998)

Interest Income .............................         5,513          6,365          1,858          1,983

Cash proceeds on Sale of Net Profits Interest       838,474        177,843              0        177,843
                                                -----------    -----------    -----------    -----------


      Distributable Income ..................   $ 7,349,634    $ 7,702,496    $ 2,142,303    $ 2,557,099
                                                -----------    -----------    -----------    -----------

Distributable Income Per Unit (5,900,00
      units authorized and outstanding): ....       $1,2457    $    1.3055    $    0.3631    $    0.4334
                                                ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST


              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                       As of          As of
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
                                                     (Unaudited)
Assets:
   Cash .........................................   $      1,858   $      1,905
   Net Proceeds Receivable ......................      2,233,830      2,218,406
   Net Profits Interests in Gas Properties ......     93,162,180     93,162,180
   Accumulated Amortization .....................    (32,989,193)   (28,846,663)
                                                    ------------   ------------

      Total Assets ..............................   $ 62,408,674   $ 66,535,828
                                                    ============   ============

Liabilities and Trust Corpus:
   Trust General and Administrative
      Expenses Payable ..........................   $     93,385   $    118,944
   Distributions Payable ........................      2,142,303      2,101,367
   Trust Corpus (5,900,000 Trust Units authorized
      and outstanding) ..........................     60,172,987     64,315,517
                                                    ------------   ------------

      Total Liabilities and Trust Corpus ........   $ 62,408,674   $ 66,535,828
                                                    ============   ============



  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

                    STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (UNAUDITED)

                                                Nine Months       Nine Months
                                                  Ended             Ended

                                          SEPTEMBER 30, 1998  SEPTEMBER 30, 1997
                                          ------------------  ------------------

Trust Corpus, Beginning of Period .......     $ 64,315,517      $ 70,016,943
Distributable Income ....................        7,349,634         7,702,496
Distributions Declared to Unitholders ...       (7,349,634)       (7,702,496)

  Amortization of Net Profits Interests
   in Gas Properties ....................       (4,142,530)       (4,499,742)
                                              ------------      ------------


 Trust Corpus, End of Period ............     $ 60,172,987      $ 65,517,201
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

                      EASTERN AMERICAN NATURAL GAS TRUST

NOTE 3.  Trust Accounting Policies

   The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders. Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders before application of those Unitholders' additional expenses, if any, depletion, interest income and expense, and income taxes. The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as income as reserves are extracted from properties and sold. Expenses are also presented on an accrual basis. Actual cash receipts and payments will vary from the accrual of revenues and expenses due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

   Net Profits Interests in Gas Properties are periodically assessed to determine whether their net capitalized cost has been impaired. The Trust will provide a write-down to its investment in the Net Profits Interests in Gas Properties when the total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. Any such write-down would not reduce Distributable Income, but would reduce Trust Corpus.

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

   Pursuant to the Conveyances Eastern American was obligated to drill the 65 Development Wells As of December 31, 1997, Eastern American had fulfilled its obligation with respect to the drilling of the Development Wells. (See the Trust's Form 10-K for the fiscal year ended December 31, 1997 for a more complete description of the Development Wells.)

   Year 2000 Compliance. Eastern American Energy Corporation has substantially completed its assessment of its business information systems to determine what issues, if any, exist regarding these systems' compliance with Year 2000 issues and is taking the necessary steps to ensure its systems will be compliant by the year 2000.

    Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 1998, an additional volume of 9,935 Mcf was delivered to the Trust to fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

   Three wells in which the Trust owns a Net Profits Interest may be required to be plugged and abandoned in the near future by the coal lessee of the property upon which wells were drilled since the wells interfere with proposed mining operations. The coal lessee could cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American is negotiating with the coal lessee regarding the value of these three wells, which had revenues of $86,160 for the nine months ended September 30, 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THREE MONTHS ENDED SEPTEMBER 30, 1997

      The Trust's distributable income was $2,142,303 for the three months ended September 30, 1998 as compared to $2,557,099 for the three months ended September 30, 1997. This decrease was due, in part, to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 1998 (790 MMcf) as compared to the three months ended September 30, 1997 (895 MMcf). This decline is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells in previous periods. This decrease was partially offset by an increase in the price payable to the Trust under the Gas Purchase Contract ($3.197 per Mcf for the three months ended September 30, 1998; $3.093 per Mcf for the three months ended September 30, 1997). The distributable income included no Cash Proceeds on Sale of Net Profits Interest for the quarter ended September 30, 1998, as compared to $177,843 of Cash Proceeds on Sale of Net Profits Interest included in the quarter ended September 30, 1997.

      The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.197 per Mcf for the three months ended September 30, 1998 and $3.093 per Mcf for the three months ended September 30, 1997. The price per Mcf was higher for the three months ended September 30, 1998 than for the corresponding three month period ending September 30, 1997 due to a higher Fixed Price component ($3.39 per MCF for the three months ended September 30, 1998; $3.23 per MCF for the three months ended September 30, 1997). The Variable Price component of the Index Price under the Gas Purchase Contract remained relatively unchanged due to comparable average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana ($2.255 per Dth for the three months ended September 30, 1998; $2.257 per Dth for the three months ended September 30, 1997).

COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1997

      The Trust's distributable income was $7,349,634 for the nine months ended September 30, 1998 as compared to $7,702,496 for the nine months ended September 30, 1997. This decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 1998 (2,398
MMcf) as compared to the nine months ended September 30, 1997 (2,798 MMcf). The production decreases were attributable to normal production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells in previous periods. This decrease was partially offset by an increase in the average price payable to the Trust under the Gas Purchase Contract ($3.228 per Mcf for the nine months ended September 30, 1998; $3.151 per Mcf for the nine months ended September 30, 1997).

      The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.228 per Mcf for the nine months ended September 30, 1998 and $3.151 per Mcf for the nine months ended September 30, 1997. The price per Mcf was higher for the nine months ended September 30, 1998 than for the corresponding nine month period ending September 30, 1997 due to a higher Fixed Price component ($3.39 per MCF for the nine months ended September 30, 1998; $3.23 per MCF for the nine months ended September 30, 1997) which was partially offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($2.905 per Mcf for the nine months ended September 30, 1998; $2.989 per Mcf for the nine months ended September 30, 1997). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the nine months ended September 30, 1998 ($2.340 per Dth) as compared to the prior period ($2.417 per Dth).

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

                  NONE.

ITEM 3.     Defaults Upon Senior Securities.

                  NONE.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

                 NONE.

ITEM 5.     Other Information.

      FOR THE CALENDAR QUARTER ENDED SEPTEMBER 30, 1998, THE HIGH AND LOW CLOSING PRICES OF THE TREASURY OBLIGATIONS (WHICH HAVE $1,000 FACE PRINCIPAL AMOUNT), AS QUOTED IN THE OVER-THE-COUNTER MARKET FOR UNITED STATES TREASURY OBLIGATIONS, WERE $477.93 AND $422.89 RESPECTIVELY. ON SEPTEMBER 30, 1998 THE CLOSING PRICE OF THE TREASURY OBLIGATIONS, AS QUOTED ON SUCH MARKET, WAS $477.93.

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


Date: November 12, 1998

      THE REGISTRANT, EASTERN AMERICAN NATURAL GAS TRUST, HAS NO PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER, BOARD OF DIRECTORS OR PERSONS PERFORMING SIMILAR FUNCTIONS. ACCORDINGLY NO ADDITIONAL SIGNATURES ARE AVAILABLE AND NONE HAVE BEEN PROVIDED.