Form 10-K405
period 1998-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 1999-03-31
CIK 895474

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                               ON WHICH REGISTERED
      -------------------                               -------------------
Units of Beneficial Interest                          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust held by non-affiliates of the registrant at the closing sales price on March 17, 1999 of 13 15/16 was approximately $82 million.

    As of March 17, 1999, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

    Documents Incorporated By Reference: None.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item   1.    Business ........................................................1
             Description of the Trust ........................................1
             The Net Profits Interests .......................................2
             The Underlying Properties .......................................6
             Competition and Markets .........................................9
             Regulation of Natural Gas .......................................9
             Environmental Regulation ........................................9
             Description of Trust Units and Depositary Units ................10
             Federal Income Tax Matters .....................................12
             State Tax Considerations .......................................18
Item   2.    Properties .....................................................18
Item   3.    Legal Proceedings ..............................................19
Item   4.    Submission of Matters to a Vote of Unitholders .................19

                                     PART II

Item   5.    Market for the Registrant's Common Equity
                   and Related Matters ......................................20
Item   6.    Selected Financial Data ........................................20
Item   7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................22
Item   8.    Financial Statements and Supplementary Data ....................25
Item   9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure ......................25

                                    PART III

Item   10.   Directors and Executive Officers of the Registrant .............26
Item   11.   Executive Compensation .........................................26
Item   12.   Security Ownership of Certain Beneficial Owners
                   and Management ...........................................26
Item   13.   Certain Relationships and Related Transactions .................26

Item   14.   Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K ......................................26

 SIGNATURES .................................................................28

 EXHIBIT A   Report of Ryder Scott Company, Independent Petroleum Engineers
 EXHIBIT B   Report of PricewaterhouseCoopers LLP, Independent Public
             Accountants

                                     PART I

ITEM 1. BUSINESS

                            DESCRIPTION OF THE TRUST

    The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee ("Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations located in West Virginia and Pennsylvania (the "Underlying Properties"). A portion of the production from the wells burdened by the Net Profits Interests is eligible for credits ("Section 29 Credits") under the Internal Revenue Code of 1986 for production of gas from Devonian shale or tight sand formations. The Net Profits Interests consist of a royalty interest in 322 wells and a term interest in the remaining wells and locations. Eastern American was obligated to drill and complete, at its expense, 65 development wells (the "Development Wells") on the development well locations conveyed to the Trust. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. After May 15, 2012 and prior to or on May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell the royalty interests and liquidate the Trust.

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

    The Trustee is paid an annual fee of approximately $45,000. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 1998 was $215,521 and is anticipated to aggregate between $200,000 and $250,000 per year, although such costs could be materially higher or lower, depending primarily on the amounts of expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 1998, the Trust paid Eastern American an overhead reimbursement of $249,416 which will increase by 3.5% per year, payable quarterly.

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

                            THE NET PROFITS INTERESTS

THE CONVEYANCES

    The Net Profits Interests were conveyed to the Trust pursuant to two conveyances - one conveying the Royalty NPI (the "Royalty NPI Conveyance") and the other conveying the Term NPI (the "Term NPI Conveyance," and together with the Royalty NPI Conveyance, the "Conveyances"). In limited circumstances, Eastern American may transfer the Underlying Properties and require the Trust to release the Net Profits Interests, subject to payment to the Trust of the fair value of the interests released. See "Sale and Abandonment of Underlying Properties; Sale of Royalty NPI."

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

    The Royalty NPI is not limited in term. Under the Trust Agreement, the Trustee is directed to sell the Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from such sale will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMCF of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 1998, 12,381 MMcf of such gas had been produced.

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

    "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The Operating Cost Charge for 1996 was $449,896, and for 1997 was $454,860, and for 1998 was $474,138. In 1999 and subsequent years the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. Taxes means ad valorem taxes, production and severance taxes, and other taxes imposed on Eastern American's or the Trust's interests in the Underlying Properties, or production therefrom.

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

(1) Represents the Henry Hub Average Spot Price portion of the Variable Price component used in calculating the Floor Price.

    The Index Price for any quarter is a weighted average price determined by reference to the Fixed Price component, which will be given a 66 2/3% weighing during the Primary Term and none thereafter, and a Variable Price component, which will be given a 33 1/3% weighing during the Primary Term and 100% thereafter. The Fixed Price was equal to $3.08 per mcf for calendar year 1996, $3.23 per mcf for 1997, $3.39 per mcf for 1998 and escalates 5% for each year thereafter during the Primary Term. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. After the Primary Term, the applicable purchase price under the Gas Purchase Contract will be the Index Price, determined solely by reference to the Variable Price component.

    In the event that a federal excise tax or other form of federal tax on natural gas production is adopted after the effective date of the Conveyances which has the effect of increasing Chargeable Costs under the Conveyances from the level otherwise applicable for any calendar quarter during the Primary Term, the volume of gas to which the Trust is entitled to receive under the Conveyances will be less than it would otherwise be entitled if not for such tax. To offset the effect of a reduced volume of gas attributable to such a tax, the Gas Purchase Contract provides, in effect, that the amount payable for any quarter during the Primary Term will not be less than the net payment which would otherwise be received with respect to the Net Profits Interests if (i) Chargeable Costs for such quarter had not increased as a result of such tax and
(ii) all gas attributable to the Trust for such quarter had been purchased at the Floor Price applicable for such quarter. In addition, if such a tax is imposed, the Fixed Price component of the Index Price will be increased if and to the extent that Eastern American receives higher gas prices for gas sold by Eastern American under the gas sales contract, dated March 27, 1991, between Eastern American and Seneca Power Partners, L.P. (the "Seneca Contract") than Eastern American would otherwise receive under such contract if not for the imposition of any such tax. The Seneca Contract did not provide any mechanism for price redetermination based on higher taxes and, therefore, there can be no assurance that any such price redetermination would occur if such a tax were adopted.

   Until June 30, 1998, Eastern American and Eastern Marketing were parties to a long-term gas sales contract ("Seneca Contract") pursuant to which Eastern American was entitled to sell gas at prices expected to approximate the Fixed Price Component of the Index Price under the Gas Purchase Contract. Eastern American and Seneca Power Partners, L.P. entered into a Termination Agreement dated February 16, 1998 which terminated the Seneca Contract on June 30, 1998. The termination of the Seneca Contract did not affect the obligations of Eastern Marketing and Eastern American under the Gas Purchase Contract and thus does not have an effect on the Trust except to the extent of the elimination of any potential reimbursement by Eastern American for any increase in federal excise tax during the Primary Term (See "Gas Purchase Contract").

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

PERFORMANCE SUPPORT FOR GAS PURCHASE CONTRACT

    Under a standby performance agreement, Eastern American has agreed to make payments under the Gas Purchase Contract to the extent such payments are not made by Eastern Marketing. In addition, performance by Eastern Marketing of its obligation to make payments required pursuant to the Gas Purchase Contract will be secured by a standby letter of credit (the "Letter of Credit"). The Letter of Credit has been issued by One Valley Bank N.A. (the "Letter of Credit Bank"). The Letter of Credit has a one-year term which will be renewed annually during the Primary Term, subject to the right of the Letter of Credit Bank not to renew upon giving written notice at least 30 days prior to the expiration of an annual term. The Letter of Credit was originally in the face amount of $15 million, and declined to $6 million on June 30, 1998 and will decline to an amount equal to the lesser of (i) the remaining undrawn face amount thereof as of such date and (ii) $3 million in 1999. In the event of a failure by Eastern Marketing to make any required payment under the Gas Purchase Contract and a failure by Eastern American to make any such payment to the extent not made by Eastern Marketing, the Delaware Trustee shall draw on the Letter of Credit in the amount of such defaulted payment, up to the amount then remaining under the Letter of Credit.

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

DISTRIBUTIONS AND INCOME COMPUTATIONS

     The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on or before the 10th day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 1998 were $0.47, $0.42, $0.36, and $0.35 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

                            THE UNDERLYING PROPERTIES

GENERAL

    The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 1998, such properties consisted of 688 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 1998, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 29,980 MMcf. (See "Reserves").

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

    The Underlying Properties initially included 65 specified development well locations for the drilling of the Development Wells by Eastern American. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Eastern American was obligated to bear the costs of drilling and completing the Development Wells.

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

RESERVES

    PROVED RESERVES OF UNDERLYING PROPERTIES AND NET PROFITS INTERESTS. The following table sets forth, as of December 31, 1998, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 1998 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10%. A copy of the Reserve Report is included as Exhibit A hereto.

                                                          PROVED GAS RESERVES                                         DISCOUNTED
                                                     ---------------------------                         ESTIMATED       ESTIMATED
                                                                 (MMCF)                                 FUTURE NET      FUTURE NET
                                                     DEVELOPED (2)   UNDEVELOPED        TOTAL           REVENUES(2)     REVENUES(2)
                                                     -------------   -----------        -----           -----------     -----------
                                                                                                           (Dollars in thousands)
Underlying Properties(1) ...................            54,228            0            54,228            $115,170         $50,621
                                                        ======           ==            ======            ========         =======

Net Profits Interests:
      Royalty NPI ..........................            15,853            0            15,853            $ 43,878         $19,619
          Term NPI .........................            14,127            0            14,127              39,419          23,706
                                                        ------           --            ------            --------         -------
          Total ............................            29,980            0            29,980            $ 83,297         $43,325
                                                        ======           ==            ======            ========         =======

-----------
(1) Reserve volumes and estimated future net revenues for Underlying Properties reflect volumes and revenues distributable to Eastern American's entire net revenue interest with respect to the Underlying Properties.

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

    SOLID AND HAZARDOUS WASTE. The Underlying Properties include numerous properties that have produced gas for a number of years but in which Eastern American has held an interest for a relatively short period of time prior to the effective date of the Conveyances. Although, to Eastern American's knowledge, prior operators utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid or hazardous wastes may have been disposed of or released on or under the Underlying Properties. Federal, state and local laws applicable to gas- related wastes have become increasingly more stringent. Under these new laws, Eastern American or the operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

    The operations of the Underlying Properties may generate wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency (the "EPA") has limited the disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes.

    SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known a the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed or arranged for the disposal of, the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of their operations, the operators of the Underlying Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". Eastern American or the previous operator of the Underlying Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed.

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

    This summary is based on current provisions of the Internal Revenue Code of 1986, as amended (the "Code"), existing and proposed regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the Code have not been interpreted by the courts or the Internal Revenue Service ("IRS").

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

    On September 9, 1997, the United States Tax Court entered its decision in NEILSON-TRUE PARTNERSHIP V. COMMISSIONER, 109 T.C. No. 6 (1997). The Tax Court ruled that, in order to be eligible for credits under Section 29 of the Internal Revenue Code, each well from which gas is produced from Devonian shale or a tight formation must receive a determination from the Federal Energy Regulatory Commission ("FERC") that the gas produced is, in fact, produced from Devonian shale or a tight formation. The Tax Court's decision is controversial and is currently on appeal to the United States Court of Appeals for the Tenth Circuit. Eastern American has undertaken to verify that most producing gas wells subject to the Royalty NPI have received a well category determination from FERC. In the event that NEILSON-TRUE is ultimately upheld, Section 29 Credits attributable to any well that did not receive a FERC determination could be subject to challenge by the Internal Revenue Service and could affect the Trust's tax reporting of such credits in future years. SEE "SECTION 29 CREDIT."

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


DIRECT TAXATION OF UNITHOLDERS

    Assuming that the Trust will be treated as a grantor trust for Federal income tax purposes, and a Unitholder will be treated for Federal income tax purposes as owning a direct interest in the Treasury Obligations and the assets of the Trust, each Unitholder will be taxed directly on his pro rata share of the income attributable to the Treasury Obligations and the assets of the Trust and will be entitled to claim his pro rata share of the deductions and credits attributable to the Trust (subject to certain limitations discussed below). Income, credits and expenses attributable to the assets of the Trust and the Treasury Obligations will be taken into account by Unitholders consistent with their method of accounting and without regard to the taxable year or accounting method employed by the Trust.

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

TREATMENT OF TRUST UNITS

   Assuming that the Trust is treated as a grantor trust for tax purposes, each Unitholder will be treated as purchasing directly an interest in the Net Profits Interests. The purchaser of a Depositary Unit will be required to allocate the portion of his total purchase price allocated to the Trust Unit between the Royalty NPI and the Term NPI in the proportion that the fair market value of each bears to the total fair market value of both. Information regarding purchase price allocations will be furnished to Unitholders by the Trustee.

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

    The IRS has issued a series of proposed and final regulations dealing with debt instruments which call for contingent payments. The initial set of proposed regulations dealing with this topic were issued on April 8, 1986, and modified on February 26, 1991 (the "Old Proposed Regulations"). A second set of proposed contingent payment regulations were issued on January 19, 1993, but were withdrawn prior to publication in the Federal Register. On December 15, 1994, the IRS replaced the Old Proposed Regulations by issuing a third set of proposed regulations addressing debt obligations that provide for contingent payments (the "New Proposed Regulations"). The New Proposed Regulations were proposed to be effective for debt obligations issued on or after the date that is sixty days following the promulgation of the New Proposed Regulations in final form. In this regard, the New Proposed Regulations have been adopted in final form (the "Final Regulations"), though effective only for debt instruments issued after August 12, 1996. Thus, by their terms, the New Proposed Regulations and the Final Regulations do not apply to the Term NPI. However, the Preamble to the Final Regulations provides that for debt instruments issued prior to the effective date of the Final Regulations, a taxpayer may use any reasonable method to account for such debt instruments, including a method that would have been permitted under the proposed regulations when the debt instrument was issued.

   Therefore, Eastern American, as obligor under the Term NPI, intends to continue to treat the Term NPI in the manner provided under the Old Proposed Regulations, which were proposed at the time the Term NPI was transferred to the Trust and Trust Units were issued. Under this approach, each payment (at the time the amount of such payment becomes fixed) made to the Trust with respect to the Term NPI will be treated first as a payment of interest to the extent of interest deemed accrued under the OID rules and the excess (if any) will be treated as a payment of principal. The total amount treated as principal will be limited to a portion of the purchase price of each Depositary Unit allocated to the Term NPI. For purposes of determining the amount of accrued interest, the Old Proposed Regulations required the use of the Applicable Federal Rate based on the due date of the final payment due under the terms of the production payment, which for the Term NPI is May 15, 2013.

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

ALTERNATIVE MINIMUM TAX

    The Code imposes a minimum tax (known as an "alternative minimum tax" or "AMT") on each taxpayer to the extent that his "tentative minimum tax" in any taxable year exceeds his regular tax for that year. For purposes of computing the AMT, the taxpayer's taxable income is recomputed with various "adjustments" plus "items of tax preference".

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

    A Unitholder who sells or otherwise transfers a Trust Unit must furnish to the transferee the tax shelter registration number set forth above. The penalty for failure of the transferor of a Trust Unit to furnish such tax shelter registration number to a transferee is $100 for each such failure. Unitholders must disclose the tax shelter registration number of the Trust on Form 8271 to be attached to the tax return on which any deduction, loss, credit or other benefit generated by the Trust is claimed or income of the Trust is included. A Unitholder who fails to disclose the tax shelter registration number on his return, without reasonable cause for such failure, will be subject to a $250 penalty for each such failure. (Any penalties discussed herein are not deductible for income tax purposes.)


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

    The Trust Units may constitute real property or an interest in real property under the tax, inheritance, estate and probate laws of either or both of Pennsylvania and West Virginia. If the Depositary Units are held to be real property or an interest in real property under the laws of a state in which the Underlying Properties are located, the holders of Depositary Units may be subject to ad valorem or other property tax, devolution, probate and administration laws, and inheritance or estate and similar taxes, under the laws of such state.

Item 2.     PROPERTIES.

    Reference is made to Item 1 of this Form 10-K.

Item 3. LEGAL PROCEEDINGS.

    Eastern American has previously advised the Trust that it had been served with a Complaint from Columbia Gas Transmission Corporation ("Columbia") that alleged that some of Eastern American's wells were producing storage gas from a Columbia storage field in West Virginia. A portion of the wells included with the Complaint are ones in which the Trust owns a Net Profit Interest. The Trust was not named as a party to this action. Eastern American and Columbia entered into a Settlement Agreement and Mutual Release of All Claims dated as of July 16, 1997. This Agreement settled all matters in controversy between Columbia and Eastern and required the suit to be dismissed with prejudice. Eastern American has not nor will it seek to recover from the Trust any amounts associated with the settlement of the Columbia lawsuit

    Subsequent to the settlement with Columbia, Eastern American filed suit against Forcenergy, Inc., as successor to Great Western Onshore, Inc., Great Western Drilling, Inc. and Great Western Resources, Inc. (collectively "Forcenergy"), from whom the wells were purchased by Eastern American, to recover the costs of settlement as well as other damages incurred by Eastern as a result of the Columbia lawsuit. On December 1, 1998, Eastern American entered into a Settlement Agreement and Mutual Release of All Claims with Forcenergy. Pursuant to the Settlement Agreement with Forcenergy, Eastern American has recovered the costs of settlement of the Columbia lawsuit together with its' out-of-pocket expenses and an additional amount in damages. Eastern American does not believe it has any obligation or liability to the Trust as a result of the Columbia litigation. Eastern American has reimbursed the Trust for expenses it incurred in connection with these matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

    There were no matters submitted to a vote of Unitholders during the year ended December 31, 1998.

                                     PART II

ITEM 5MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

      The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT". The high and low prices and distributions paid during the quarters in the three-year period ended December 31, 1998 were as follows:

                  QUARTER
                  -------
                                                                  DISTRIBUTIONS
                                            HIGH           LOW         PAID
                                            ----           ---         ----
       1996:
      First (to March 31, 1996)          $  17 3/4      $  16         $  0.39
      Second (to June 30, 1996)          $  17          $  14 3/8     $  0.46
      Third (to September 30, 1996)      $  17          $  14 3/4     $  0.45
      Fourth (to December 31, 1996)      $  17 7/8      $  16 1/8     $  0.46

      1997:
      First (to March 31, 1997)          $  18 3/8      $  16 5/8     $ 0.42
      Second (to June 30, 1997)          $  17 1/2      $  16 3/8     $ 0.46
      Third (to September 30, 1997)      $  19 1/8      $  16 7/8     $ 0.43
      Fourth (to December 31, 1997)      $  20          $  18 1/8     $ 0.36

      1998:
      First (to March 31, 1998)          $  20 1/8      $  17 5/16    $ 0.47
      Second (to June 30, 1998)          $  17 7/8      $  16 3/4     $ 0.42
      Third (to September 30, 1998)      $  17 1/2      $  15 1/4     $ 0.36
      Fourth (to December 31, 1998)      $  16 15/16    $  13 7/8     $ 0.35


    At March 29, 1999, the 5,900,000 Depositary Units outstanding were held by 436 Unitholders of record.

    With respect to the Treasury Obligations, the high and low asked prices per $1,000 face amount for the period from October 1, 1998 to December 31, 1998 were $487.34 and $443.40 respectively. The closing asked price on December 31, 1998 was $462.23 per $1,000 face amount.

ITEM 6. SELECTED FINANCIAL DATA.

                                        December       December       December
                                        31, 1998       31, 1997       31, 1996
                                        --------       --------       --------
Distributable Income and other
   Distributions Declared ........    $ 9,422,675    $ 9,803,863     $10,387,436
Distributable Income and other
   Distributions Declared per unit    $      1.60    $      1.66     $      1.76

Total assets at year end .........    $61,009,470    $66,535,828     $72,813,708

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR 2000

    The Year 2000 problem refers to the inability of certain computer and other information technology systems to properly process date and time information after December 31, 1999. The problem was caused, in part, by the programming practice of using two digits rather than four to represent the year in a date. The consequence of the Year 2000 problem, in general, is that information technology and embedded processing systems are at risk of malfunction after December 31, 1999, and potentially at dates prior to December 31, 1999.

    The Trust is a passive legal entity, and neither owns nor directly uses any computer systems, accounting systems or other assets that might have embedded Year 2000 problems, and consequently will not incur any costs or expense to prevent any such problems. However, the Trust is dependent on Eastern American and its systems for the calculation of amounts payable to the Trust and for the actual payment of such amounts. Eastern American has informed the Trustee that Eastern American has substantially completed its Year 2000 assessment of its key business information systems and is taking the necessary steps to ensure its systems will be compliant by the year 2000. According to Eastern American, it is simultaneously modifying its present operating and applications systems to eliminate Year 2000 problems (which Eastern American expects to complete by June 30, 1999), and implementing a new integrated application software package (which it expects to be operational by September 30, 1999). For further information regarding Eastern American's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Energy Corporation of America with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.

    Eastern Marketing purchases and resells gas from the properties in which the Trust has an interest to a variety of purchasers, and consequently is dependent upon those purchasers to perform their obligations to pay for gas purchased. Eastern American is also dependent upon the various pipeline systems that transport gas produced from the wellheads to the purchasers. A failure of the transportation system or of purchasers of a material portion of such gas to make payment for such gas could have a material adverse effect on the Trust. Eastern American has informed the Trustee that Eastern American is in the process of soliciting information regarding Year 2000 readiness from the companies Eastern American considers material to its business. Based on information received thus far, Eastern American is not aware of any third-party Year 2000 problem that is reasonably likely to be material to the Trust. Although Eastern American is in the process of requesting this information, Eastern American does not have the ability to require responses to such requests or to independently verify their accuracy. Year 2000 related failures by Eastern American's customers or vendors could have a material adverse effect on the Trust.

    In addition, the Trust is dependent on the Trustee for the maintenance of records reflecting the ownership of the Units and for the payment to the Unitholders of quarterly distributions received from Eastern American. The Trustee has informed the Trust that it is in the advanced stages of completing projects to resolve its Year 2000 problems; that its implementation of critical Year 2000 compliant systems has been completed; that its implementation of non-critical Year 2000 compliant systems will be completed by July 31, 1999, and that its implementation of all of its Year 2000 compliant systems will be complete by October 31, 1999. For further information regarding the Trustee's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Harris Bankcorp, Inc. with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.

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

    Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells which are on line and producing.

    Four (4) of the remaining six (6) Development Wells were, as previously disclosed, closely offset by third parties. Since the wells drilled by the third parties were within 1,000 feet of these Development Wells, Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset Development Wells. The Trust has agreed that in lieu of drilling these closely offset Development Wells that Eastern American can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company.

    The two (2) remaining Development Wells were not drilled because Eastern American was unable to cure various title defects associated with these wells. Eastern American advised the Trust that it made a diligent effort to cure title but was unsuccessful. In West Virginia an oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term NPI Conveyance if the state of title to the drill site to any Development Well renders such property undrillable in the good faith opinion of Eastern American under the Reasonably Prudent Operator Standard, then such drill site(s) shall be construed as a Development Well(s). The Trust has determined that Eastern American has fulfilled its commitment to the Trust to drill the required number of Development Wells.

    During 1998, five (5) wells in which the Trust owns a Net Profits Interest were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfered with proposed mining operations. The coal lessee had the right to cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. The five (5) wells, the settlement received by Eastern American, and ninety percent (90%) of the proceeds that were allocated to the Trust in the first and second quarters are as follows:

                                                                 ROYALTY TRUST @
                                             SETTLEMENT           NINETY PERCENT
WELL NAME                                     RECEIVED                 (90%)
Berwind No. 40 ...................          $ 74,759.24            $ 67,283.32
Berwind No. 27 ...................           167,442.58             150,698.32
Berwind No. 4 ....................           289,271.37             260,344.23
Berwind No. 10 ...................            47,939.15              43,145.24
Berwind No. 26 ...................            75,006.91              67,506.22
                                            -----------            -----------
                                            $654,419.25            $588,977.33
                                            ===========            ===========

    In addition to the five (5) wells plugged in 1998, the Trust received proceeds attributable to two (2) wells plugged and abandoned in the last quarter of 1997. Eastern American was required to plug the two (2) wells under the agreement with the coal lessee in 1997, however the parties had not agreed upon the compensation due to the Trust at year end. During 1998, Eastern American received $92,443.75 for the Berwind No. 3 and $184,744.36 for the Berwind No. 23 for a total of $277,218.11. Ninety percent (90%) of this amount or $249,496.30 was allocated to the Trust in the first quarter of fiscal year 1998.

    The coal lessee also required that two (2) wells be plugged during 1997 (identified as the Berwind No. 21 and Berwind No. 24). Eastern American received $39,177 for the Berwind No. 21 and $105,538 for the Berwind No. 24 for a total of $144,715. Ninety percent (90%) of this amount, or $130,243.50 was paid to the Trust during 1997.

    It is expected that additional wells will be required to be plugged over the remaining life of the Trust as a result of this agreement.

    Pursuant to the Trust Agreement, Eastern American may, without the consent of the Unitholders, require the Trust to release or convey the Net Profits Interest associated with a well if such well accounts for no more than .25% of the total production from the Underlying Properties for the prior twelve (12) months. During the first quarter of the fiscal year 1997 Eastern American sold a group of wells to Fola Land Company, Inc ("FOLA") who is the fee owner of the property upon which these wells are situate. Fola advised Eastern American that it was interested in acquiring these wells since it had plans for an aggressive coal mining program on the property. One of the wells included in this sale was the Bethlehem Steel No. 24 well in which the Trust owns a Net Profit Interest. The Trust's proportionate share of the sales allocated to this well is $47,600. During the relevant 12-month period, the production from the Bethlehem Steel No. 24 well represented .11% of the total production from the Underlying Properties.

LIQUIDITY AND CAPITAL RESOURCES

    The Trust has no source of liquidity or capital resources other than the distributions received from the Net Profits Interests.

    In accordance with the provisions of the Conveyances, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the Unitholders.

RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

    The Trust's total distributions declared per Unit were $1.60 for the twelve months ended December 31, 1998 as compared to $1.66 for the twelve months ended December 31, 1997. Such decrease was due to a decrease in production attributable to the Trust which was offset slightly by an increase in the price payable to the Trust for gas attributable to the Net Profits Interests. This production decrease was also offset by an increase in the cash proceeds on sale of Net Profit Interests ($838,474 for the twelve months ended December 31, 1998, compared to $177,843 for the twelve months ended December 31, 1997). Production for the twelve months ended December 31, 1998 was 3,180 Mmcf as compared to 3,532 Mmcf for the twelve months ended December 31, 1997. The production decreases were attributable to normal production declines associated with the Underlying Properties, and the required plugging and abandonment of certain wells as disclosed herein or previously disclosed.

    The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.21 per Mcf for the twelve months ended December 31, 1998 and $3.20 per Mcf for the twelve months ended December 31, 1997. The price per Mcf was higher for the twelve months ended December 31, 1998 than for the corresponding prior twelve month period due to a higher Fixed Price component of the Purchase Price under the Gas Purchase Contract ($3.39 per Mcf for the twelve months ended December 31, 1998, compared to $3.23 per Mcf for the twelve months ended December 31, 1997). Such higher Fixed Price was attributable to the 5% annual escalation between years during the Primary Term. This increase was partially offset by a lower Variable Price component ($2.86 per Mcf for the twelve months ended December 31, 1998, compared to $3.05 per Mcf for the twelve months ended December 31, 1997). Such lower Variable Price was directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub for the twelve months ended December 31, 1998 ($2.30 per Mmbtu) as compared to the prior year ($2.47 per Mmbtu).

1997 COMPARED WITH 1996

    The Trust's total distributions declared per Unit were $1.66 for the twelve months ended December 31, 1997 as compared to $1.76 for the twelve months ended December 31, 1996. Such decrease was due to a decrease in production attributable to the Trust which was offset slightly by an increase in the price payable to the Trust for gas attributable to the Net Profits Interests. Production for the twelve months ended December 31, 1997 was 3,532 Mmcf as compared to 4,028 Mmcf for the twelve months ended December 31, 1996. The production decreases were attributable to normal production declines associated with the Underlying Properties, which were only partially offset by the production from the Development Wells drilled.

    The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.20 per Mcf for the twelve months ended December 31, 1997 compared to $3.00 per Mcf for the twelve months ended December 31, 1996. The price per Mcf was higher for the twelve months ended December 31, 1997 than for the corresponding prior twelve months period due to a higher Fixed Price component of the Index Price under the Gas Purchase Contract ($3.23 per Mcf for the twelve months ended December 31, 1997, compared to $3.08 per Mcf for the twelve months ended December 31, 1996). Such higher Fixed Price was attributable to the 5% annual escalation between years during the Primary Term. The Variable Price component was also higher ($3.05 per Mcf for the twelve months ended December 31, 1997, compared to $2.88 per Mcf for the twelve months ended December 31, 1996). Such higher Variable Price was directly attributable to an increase in the average futures spot market prices for gas delivered at the Henry Hub for the twelve months ended December 31, 1997 ($2.47 per Mmbtu) as compared to the prior year ($2.32 per Mmbtu).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                 Page in this Form 10-K
Financial Statements
   Report of Independent Accountants........................................B-2
   Statements of Assets, Liabilities and Trust Corpus as of December 31,
      1998 and 1997.........................................................B-3
   Statements of Distributable Income for the years ended
      December 31, 1998, 1997 and 1996......................................B-4
   Statements of Changes in Trust Corpus for the years ended
      December 31, 1998, 1997 and 1996......................................B-5
   Notes to Financial Statements............................................B-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed by the affirmative vote of holders of a majority of the Trust Units then outstanding at a meeting of the Unitholders of the Trust at which a quorum is present. The Trust is not required to and does not hold annual meetings of the Unitholders.

ITEM 11. EXECUTIVE COMPENSATION.

   The Trust has no officers or directors, and is administered by the Trustee. For the years ended December 31, 1998, 1997 and 1996, the Trustee received $215,521, $237,176 and $208,787 respectively, as compensation and expenses for such services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security Ownership of Certain Beneficial Owners.

   Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than five percent of the Units as of March 17, 1999.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Reports                                                   PAGE IN THIS FORM 10-K
   Reserve Report of Ryder Scott Company, Independent
       Petroleum Engineers.......................................A-1 - A-8

Financial Statements
The following financial statements are included in this Annual Report on Form
 10-K on the pages indicated:
   Report of Independent Accountants............................... B-2
   Statements of Assets, Liabilities and Trust Corpus as of December 31,
        1998 and 1997.............................................. B-3
   Statements of Distributable Income for the years ended
        December 31, 1998, 1997 and 1996........................... B-4
   Statements of Changes in Trust Corpus for the years ended
        December 31, 1998, 1997 and  1996 ......................... B-5
   Notes to Financial Statements.................................B-6 - B-17

Schedules
All schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

Exhibits

Except as otherwise indicated below, all exhibits are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission. All references are to the registrant's Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and Exhibit 10-4 which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


                                                                   EXHIBIT
                                                                   NUMBER
                                                                   ------
3.1   Second Amended and Restated Trust Agreement of Eastern
         American Natural Gas Trust.................................. 3.1
4.1   Specimen Depositary Receipt.................................... 4.1
4.2   Form of NPI Royalty Deposit Agreement.......................... 4.2
10.1  Form of Conveyance.............................................10.1
10.2  Form of Term NPI Conveyance....................................10.2
10.3  Form of Gas Purchase Contract between Eastern American
      Energy Corporation, Eastern American Marketing Corporation
      and Eastern American Natural Gas Trust.........................10.3
10.4  Letter of Credit issued by One Valley Bank, N.A.
      to Eastern American Natural Gas Trust, as beneficiary..........10.4
10.5  Form of Conveyance of Production Payment/Assignment of
      Production from Eastern American Natural Gas Trust to
      Eastern American Marketing Corporation.........................10.5
10.6  Form of Assignment and Standby Performance Agreement...........10.6

Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the year ended December 31, 1998.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS _____
DAY OF MARCH 1999.

                                      EASTERN AMERICAN NATURAL GAS TRUST

                                      By: Bank of Montreal TrustCompany, Trustee

                                      By: /s/ ROBERT D. FOLTZ
                                      Name:  ROBERT D. FOLTZ
                                      Title:  VICE PRESIDENT

      The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

       [Ryder Scott Company, Independent Petroleum Engineers Letterhead]

                                February 19, 1999

Eastern American Natural Gas Trust
Bank of Montreal Trust Company
c/o Harris Trust and Savings Bank
311 West Monroe Street, 12th Floor
Chicago, Illinois 60606

Gentlemen:

        Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 1998. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (Eastern American). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

        The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 1998 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1998 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                  AS OF DECEMBER 31, 1998
                                           -----------------------------------
                                                       ESTIMATED       PRESENT
                                                      FUTURE NET        VALUE
                                            GAS      CASH INFLOWS       AT 10%
                                          (MMCF)         (M$)            (M$)
                                          ------     ------------      -------
PROVED NET DEVELOPED AND UNDEVELOPED

Royalty NPI ....................          15,853          43,878          19,619
Term NPI .......................          14,127          39,419          23,706
                                          ------          ------          ------
  Total ........................          29,980          83,297          43,325

PROVED NET DEVELOPED

Royalty NPI ....................          15,853          48,878          19,619
Term NPI .......................          14,127          39,419          23,706
                                          ------          ------          ------
  Totals .......................          29,980          83,297          43,325

Eastern American Natural Gas Trust
February 19, 1999
Page 2


        Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 1999 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by Eastern American. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and Eastern American will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, Eastern American requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. For purposes of this report, the "Term NPI" was limited to the 20 year period defined as the term by the Trust.

        All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

        The proved reserves presented in this report comply with the Securities and Exchange Commission's Regulation S-X Part 210.4-10 Sec. (a) as clarified by subsequent Commission Staff Accounting Bulletins, and are based on the following definitions and criteria:

        PROVED RESERVES of crude oil, natural gas, or natural gas liquids are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions. Reservoirs are considered proved if economic producibility is supported by actual production or formation tests. In certain instances, proved reserves may be assigned on the basis of a combination of core analysis and electrical and other type logs which indicate the reservoirs are analogous to reservoirs in the same field which are producing or have demonstrated the ability to produce on a formation test. The area of a reservoir considered proved includes (1) that portion delineated by drilling and defined by fluid contacts, if any, and (2) the adjoining portions not yet drilled that can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir. Proved reserves are estimates of hydrocarbons to be recovered from a given date forward. They may be revised as hydrocarbons are produced and additional data becomes available. Proved natural gas reserves consist of non-associated, associated and dissolved gas. An appropriate reduction in gas reserves has been made for the expected removal of natural gas liquids, for lease and plant fuel, and for the exclusion of non-hydrocarbon gases if they occur in significant quantities.

Eastern American Natural Gas Trust
February 19, 1999
Page 3


        Reserves that can be produced economically through the application of improved recovery techniques are included in the proved classification when these qualifications are met: (1) successful testing by a pilot project or the operation of an installed program in the reservoir provides support for the engineering analysis on which the project or program was based, and (2) it is reasonably certain the project will proceed. Improved recovery includes all methods for supplementing natural reservoir forces and energy, or otherwise increasing ultimate recovery from a reservoir, including (1) pressure maintenance, (2) cycling, and (3) secondary recovery in its original sense. Improved recovery also includes the enhanced recovery methods of thermal, chemical flooding, and the use of miscible and immiscible displacement fluids.

        Estimates of proved reserves do not include crude oil, natural gas, or natural gas liquids being held in underground or surface storage.

             (i) "developed reserves" which are those proved reserves reasonably expected to be recovered through existing wells with existing equipment and operating methods, including (a) "developed producing reserves" which are those proved developed reserves reasonably expected to be produced from existing completion intervals now open for production in existing wells, and (b) "developed non-producing reserves" which are those proved developed reserves which exist behind the casing of existing wells which are reasonably expected to be produced through these wells in the predictable future where the cost of making such hydrocarbons available for production should be relatively small compared to the cost of a new well; and

             (ii) "undeveloped reserves" which are those proved reserves reasonably expected to be recovered from new wells on undrilled acreage, from existing wells where a relatively large expenditure is required and from acreage for which an application of fluid injection or other improved recovery technique is contemplated where the technique has been proved effective by actual tests in the area in the same reservoir. Reserves from undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are included only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation.

        Because of the direct relationship between quantities of proved undeveloped reserves and development plans, we include in the proved undeveloped category only reserves assigned to undeveloped locations that we have been assured will definitely be drilled and which are assigned to the Trust. Eastern American has indicated that original drilling obligation to the Trust has been satisfied and no undeveloped reserves remain.

Eastern American Natural Gas Trust
February 19, 1999
Page 4



        In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 1998 from this report are presented in the following table:

                                                    AS OF DECEMBER 31, 1998
                                            ------------------------------------
                                            ROYALTY         TERM
                                              NPI            NPI          TOTALS
                                            ------         ------         ------
TOTAL PROVED
  Future Cash Inflows (M$) ........         43,878         39,419         83,297
  Future Costs
    Production (M$) ...............              0              0              0
    Development (M$) ..............              0              0              0
                                            ------         ------         ------
      Total Costs (M$) ............              0              0              0

Future Net Cash Inflows
  Before Income Tax (M$) ..........         43,878         39,419         83,297

Present Value at 10%
  Before Income Tax (M$) ..........         19,619         23,706         43,325

                                                    AS OF DECEMBER 31, 1998
                                            ------------------------------------
                                            ROYALTY         TERM
                                              NPI            NPI          TOTALS
                                            ------         ------         ------
PROVED NET DEVELOPED RESERVES
  Gas (MMCF) .........................       15,853        14,127         29,980

PROVED NET UNDEVELOPED RESERVES
  Gas (MMCF) .........................            0             0              0

TOTAL PROVED NET RESERVES
  Gas (MMCF) .........................       15,853        14,127         29,980

        For Net Profits Interest, the future cash inflows are, as described previously, after consideration of future costs or expenses based on the price and cost assumptions utilized in this report. Therefore, the future cash inflows are the same as the future net cash inflows. The effects of depreciation, depletion, Section 29 tax credits and federal income taxes have not been taken into account in estimating future net cash inflows.

        Eastern American furnished us gas prices in effect at December 31, 1998 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas

Eastern American Natural Gas Trust
February 19, 1999
Page 5


Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

        This report utilized the terms of the gas contract between Eastern Marketing and the Trust. Gas price is to be determined by a weighted price consisting of two components during a primary term defined to begin on January 1, 1993 and end December 31, 1999. The first component is the "Fixed" price which has been defined as $2.66 per Mcf beginning January 1, 1993. This price will escalate 5 percent per year on January 1 of each year during the primary term beginning in 1994. The second component is the "Variable" price which for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the WALL STREET Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MmBtu for Henry Hub Gas Futures Contracts, as reported in the WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The weighted average price is determined by giving the "Fixed" price a 66 2/3 percent weighting and the variable price a 33 1/3 percent weighting.

        Eastern American computed the Index Price under the gas contract as of December 31, 1998 as $3.2864 per Mcf, utilizing $2.184 as the Henry Hub Average Spot Price computed in accordance with the gas contract. After the primary term, the purchase price under the gas contract will be equal to the "Variable" price. Eastern American computed the "Variable" price under the gas contract as of December 31, 1998 as $2.732 per Mcf, utilizing $2.184 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

        Operating costs for the leases and wells in this report were supplied by Eastern American and include only costs defined as applicable under terms of the Trust. The current operating costs were held constant throughout the life of the properties. This study does not consider the salvage value of the lease equipment or the abandonment cost.

Eastern American Natural Gas Trust
February 19, 1999
Page 6


        No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

   Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. Eastern American informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, classification of wells for Section 29 Tax Credit, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through March, 1998. The projections were developed for the Eastern American reserve report effective July 1, 1998. Eastern American has advised Ryder Scott that there has been no material change in the performance of these wells and therefore the July 1, 1998 projections developed for the Eastern American report were mechanically adjusted to January 1, 1999 for use in this report.

        At the time of formation of the Trust, Eastern American assigned The Trust an interest in 65 undeveloped locations. During the period 1993 through 1998, Eastern American has completed it's drilling obligation. A total of 59 wells were drilled over this period. Two wells were not drilled due to title failure and four wells were not drilled due to short spacing. Reserves and projections of future production are included for the four locations which were not drilled due to short spacing.

        The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered. Moreover, estimates of proved reserves may increase or decrease as a result of future operations of Eastern American. Moreover, due to the nature of the Net Profits Interest, a change in the future costs, or prices different from those projected herein may result in a change in the computed reserves and the Net Proceeds to the Trust even if there are no revisions or additions to the gross reserves attributed to the property.

        The future production rates from properties now on production may be more or less than estimated because of changes in market demand or allowables set by regulatory bodies. Properties which are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates.

        The future prices received by Eastern American for the sale of its production may be higher or lower than the prices used in this report as described above, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the Securities and Exchange Commission, omitted from consideration in preparing this report.

Eastern American Natural Gas Trust
February 19, 1999
Page 7



   At the request of Eastern American Energy Corporation, we have included the following table which summarizes the total net reserves estimates from Eastern American's interest in the Underlying Properties:

                           ESTIMATED NET RESERVE DATA
                         CERTAIN LEASEHOLD INTERESTS OF
                       EASTERN AMERICAN ENERGY CORPORATION
                             AS OF DECEMBER 31, 1998
                                 SEC PARAMETERS

                                               PROVED
                                     --------------------------
                                                                       TOTAL
                                     DEVELOPED      UNDEVELOPED        PROVED
NET REMAINING RESERVES
Gas-MMCF ...................          54,228             0             54,228

        The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $115,169,675 and $50,621,111, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

        Neither Ryder Scott Company nor any of its employees has any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on our estimates of reserves and future cash inflows for the subject properties.

                                       Very truly yours,

                                       RYDER SCOTT COMPANY
                                       PETROLEUM ENGINEERS

                                       Larry T. Nelms P. E.
                                       Senior Vice President

LTN:ph

Eastern American Natural Gas Trust
February 19, 1999
Page 8
                       EASTERN AMERICAN NATURAL GAS TRUST

                                   ----------

                              FINANCIAL STATEMENTS

                        as of December 31, 1998, and 1997
                             and for the years ended
                        December 31, 1998, 1997 and 1996

Eastern American Natural Gas Trust
February 19, 1999
Page 2

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and Bank of Montreal
Trust Company, as Trustee for
Eastern American Natural Gas Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 1998 and 1997, and the related statements of distributable income, and changes in trust corpus for the years ending December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1998 and 1997, and the distributable income for the years ended December 31, 1998, 1997 and 1996, on the basis of accounting described in Note 2.

Denver, Colorado
March 18, 1999

Eastern American Natural Gas Trust
February 19, 1999
Page 3


                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                        as of December 31, 1998 and 1997

                                  ----------

                                     ASSETS

                                                     1998               1997
                                                ------------       ------------
Cash .....................................      $      1,483       $      1,905

Net proceeds receivable ..................         2,187,489          2,218,406

Net profits interests in gas properties ..        93,162,180         93,162,180
   Less accumulated amortization
     of net profits interests in gas
     properties ..........................       (34,341,682)       (28,846,663)
                                                ------------       ------------
Total assets .............................      $ 61,009,470       $ 66,535,828
                                                ============       ============

                          LIABILITIES AND TRUST CORPUS

General and administrative
   expenses payable ......................      $    115,930       $    118,944

Distributions payable ....................         2,073,042          2,101,367

Trust Corpus (5,900,000 trust units
    authorized and outstanding) ..........        58,820,498         64,315,517
                                                ------------       ------------
Total liabilities and trust corpus .......      $ 61,009,470       $ 66,535,828
                                                ============       ============

                     The accompanying notes are an integral
                       part of these financial statements

Eastern American Natural Gas Trust
February 19, 1999
Page 4


                       EASTERN AMERICAN NATURAL GAS TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                               for the years ended
                        December 31, 1998, 1997 and 1996

                                  ----------

                                                         1998               1997               1996
                                                    ------------       ------------       ------------
Revenues:
   Royalty income ............................      $ 10,217,526       $ 11,316,922       $ 12,103,139
Operating expenses:
   Taxes on production and property ..........           701,245            768,194            830,920
   Operating Cost Charges ....................           474,138            454,860            449,896

Total operating expenses .....................         1,175,383          1,223,054          1,280,816
                                                    ------------       ------------       ------------
Net proceeds to the Trus .....................         9,042,143         10,093,868         10,822,323

General and administrative expenses ..........          (464,937)          (476,119)          (441,619)
Interest income ..............................             6,995              8,270              6,732
Cash proceeds on sale of net profits interests           838,474            177,843                  0

Distributable income .........................      $  9,422,675       $  9,803,862       $ 10,387,436
                                                    ============       ============       ============
Distributable income per unit (5,900,000 units
   authorized and outstanding) ...............           $1.5971            $1.6617            $1.7606
                                                    ============       ============       ============

                     The accompanying notes are an integral
                       part of these financial statements

Eastern American Natural Gas Trust
February 19, 1999
Page 5


                       EASTERN AMERICAN NATURAL GAS TRUST
                    STATEMENTS OF CHANGES IN TRUST CORPUS
                             for the years ended
                        December 31, 1998, 1997 and 1996

                                  ----------

                                                   1998               1997               1996
                                              ------------       ------------       ------------
Total Corpus, beginning of period ......      $ 64,315,517       $ 70,016,943       $ 75,854,100

Distributable income ...................         9,422,675          9,803,863         10,387,436

Distributions declared to Unitholders ..        (9,422,675)        (9,803,863)       (10,387,436)

Amortization of net profits interests in
      gas properties ...................        (5,495,019)        (5,701,426)        (5,837,157)
                                              ------------       ------------       ------------
Trust Corpus, end of period ............      $ 58,820,498       $ 64,315,517       $ 70,016,943
                                              ============       ============       ============

                     The accompanying notes are an integral
                       part of these financial statements

Eastern American Natural Gas Trust
February 19, 1999
Page 6

                       EASTERN AMERICAN NATURAL GAS TRUST
                        NOTES TO FINANCIAL STATEMENTS

                                  ----------

1. ORGANIZATION OF THE TRUST:

The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee (the "Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The purpose of the Trust is to acquire and hold net profits interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Underlying Properties are operated by Eastern American. The Net Profits Interests (the "Net Profits Interests") consist of a Royalty interest in 322 wells and a Term interest in the remaining wells and locations. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells.

Four (4) of the remaining six (6) Development Wells were, as previously disclosed, closely offset by third parties. Since the wells drilled by the third parties were within 1,000 feet of these Development Wells, Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset Development Wells. The Trust has agreed that, in lieu of drilling these closely offset Development Wells Eastern American can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by the Ryder Scott Company.

The two (2) remaining Development Wells were not drilled because Eastern American was unable to cure various title defects associated with these wells. Eastern American advised the Trust that it made a diligent effort to cure title but was unsuccessful. In West Virginia,an oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term NPI Conveyance, if the state of title to the drill site to any Development Well renders such property undrillable in the good faith opinion of Eastern American under the Reasonably Prudent Operator Standard then such drill site(s) shall be construed as a Development Well(s). Consequently, Eastern American has fulfilled its commitment to the Trust to drill the required number of Development Wells.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

1. ORGANIZATION OF THE TRUST CONTINUED:

On March 15, 1993, 5,900,000 depositary units were issued in a public offering at an initial public offering price of $20.50 per depositary unit. Each depositary unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States

Treasury Obligation ("Treasury Obligation") maturing on May 15, 2013 (see Note
6). Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was paid to Eastern Ameconsideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993.

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

BASIS OF ACCOUNTING:

The financial statements of the Trust differ from financial statements prepared in accordance with generally accepted accounting principles because certain cash reserves may be established for contingencies which would not be accrued in financial statements prepared in accordance with generally accepted accounting principles. In addition, amortization of the Net Profits Interests in gas properties is charged directly to Trust Corpus. The sale of the Net Profit Interests is reflected in the Statements of Distributable Income as cash proceeds to the Trust.

CASH:

Cash consists of highly liquid instruments with maturities at the time of acquisition of three months or less.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

NET PROFITS INTERESTS IN GAS PROPERTIES:

The Net Profits Interests in gas properties are periodically assessed to determine whether their net capitalized cost is impaired. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the discounted future net revenues attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce distributable income, although it would reduce Trust Corpus.

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

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

3. INCOME TAXES:

Tax counsel has advised the Trust that, under current tax laws, the Trust will be classified as a grantor trust for federal and state income tax purposes and, therefore, is not subject to taxation at the trust level. Accordingly, no provision for federal or state income taxes has been made. However, the opinion of tax counsel is not binding on taxing authorities.

The Unitholders are considered, for income tax purposes, to own the Trust's income and principal as though no trust were in existence. Thus, the taxable year for reporting a Unitholder's share of the Trust income, expense and credits are controlled by the Unitholder's taxable year and method of accounting, not the taxable year and method of accounting employed by the Trust.

4. DISTRIBUTIONS TO UNITHOLDERS:

The Trustee determines for each quarter the amount available for distribution to the Unitholders. Such amount will be equal to the excess if any of the cash received by the Trust, on or before the tenth day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Cash received by the Trustee in a particular quarter from the Net Profits Interests will reflect actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter.

Net proceeds receivable included in the Statement of Assets, Liabilities and Trust Corpus as of December 31, 1998 and December 31, 1997 were received by the Trust and distributed to the Unitholders on March 5, 1999 and March 16, 1998, respectively.

5. RELATED PARTY TRANSACTIONS:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $215,521 for the year ended December 31, 1998, $237,176 for the year ended December 31, 1997, and $208,787 for the year ended December 31, 1996. The Trustee paid Eastern American an annual base fee of $210,000 which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The Trustee paid Eastern American $249,416, $238,943 and $232,832 for overhead expenses for 1998, 1997 and 1996 respectively. Operating cost charges included in the Statement of Distributable Income are paid to Eastern American.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

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

Under a standby performance agreement Eastern American has agreed to make payments under the Gas Purchase Contract to the extent such payments are not made by Eastern Marketing. In addition, Eastern Marketing's performance is secured by a standby Letter of Credit which originally was in the face amount of $15 million, declined to $6 million on June 30, 1998 and will decline to an amount equal to the lesser of (i) the remaining undrawn face amount thereof as of such date and (ii) $3 million in 1999.

6. TREASURY OBLIGATIONS:

The Treasury Obligations are directly owned by the Unitholders and are not part of Trust Corpus. The Treasury Obligations are on deposit with the depository pursuant to the Deposit Agreement.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

The high and low closing prices of the Treasury Obligations, which have a $1,000 face principal amount, as quoted in the over-the-counter market for United States Treasury Obligations, are as follows:

                                                         HIGH               LOW
                                                         ----               ---
Quarter ended March 31, 1996 .................          $348.31          $301.75
Quarter ended June 30, 1996 ..................           309.65           286.72
Quarter ended September 30, 1996 .............           311.25           291.25
Quarter ended December 31, 1996 ..............           345.43           312.30

Quarter ended March 31, 1997 .................          $339.92          $313.05
Quarter ended June 30, 1997 ..................           365.00           311.02
Quarter ended September 30, 1997 .............           370.59           340.66
Quarter ended December 31, 1997 ..............           401.21           365.12

Quarter ended March 31, 1998 .................          $431.88          $395.43
Quarter ended June 30, 1998 ..................           456.29           425.35
Quarter ended September 30, 1998 .............           477.93           422.89
Quarter ended December 31, 1998 ..............           487.34           443.40

      On December 31, 1998, December 31, 1997 and December 31, 1996 the closing price of the Treasury Obligations, as quoted on such market, was $462.23, $399.30 and $331.64 respectively.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED):

Information regarding estimates of the proved gas reserves attributable to the Trust are based on reports prepared by independent petroleum engineering consultants. Such estimates were prepared in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the estimates were based on existing economic and operating conditions. Numerous uncertainties are inherent in estimating reserve volumes and values and such estimates are subject to change as additional information becomes available.

The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimates.

The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants. Fixed gas prices have been used during the Primary Term. The gas prices used thereafter are based on the average of October, November and December 1998 prices paid by Eastern Marketing.

The reserves and revenue values for the Underlying Properties transferred to the Trust were estimated from projections of reserves and revenue values attributable to the combined Eastern American and Trust interests in these properties. Reserve quantities are calculated differently for the Net Profits Interests because such interests do not entitle the Trust to a specific quantity of gas but to 90 percent of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves between those held by the Trust and the interests to be retained by Eastern American. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. The reserves presented for the Net Profits Interests reflect quantities of gas that are free of future costs or expenses. The allocation of proved reserves between the Trust and Eastern American will vary in the future as relative estimates of future gross revenues and future costs and expenses vary.

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

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 1996 to December 31, 1998:


                                            ROYALTY         TERM         TOTAL
                                              NPI           NPI           NPI
                                             (MMCF)        (MMCF)        (MMCF)
                                            -------       -------       -------
Balance, January 1, 1996 .............       25,269        27,079        52,348

Production ...........................       (1,831)       (2,197)       (4,028)
Revisions of previous estimates ......         (934)       (4,010)       (4,944)
                                            -------       -------       -------
Balance, December 31, 1996 ...........       22,504        20,872        43,376

Production ...........................       (1,570)       (1,962)       (3,532)
Revisions of previous estimates ......         (786)       (1,835)       (2,621)
                                            -------       -------       -------
Balance, December 31, 1997 ...........       20,148        17,075        37,223

Production ...........................       (1,382)       (1,798)       (3,180)
Revisions of previous estimates ......       (2,913)       (1,150)       (4,063)
                                            -------       -------       -------
Balance, December 31, 1998 ...........       15,853        14,127        29,980
                                            =======       =======       =======

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

      The Trust's share of proved developed gas reserves are as follows:

                                          ROYALTY          TERM            TOTAL
                                            NPI            NPI             NPI
                                          (MMCF)          (MMCF)          (MMCF)
                                          ------          ------          ------
December 31, 1996 ..............          22,504          19,689          42,193
                                          ======          ======          ======
December 31, 1997 ..............          20,148          17,075          37,223
                                          ======          ======          ======
December 31, 1998 ..............          15,853          14,127          29,980
                                          ======          ======          ======

      Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

      The following is the standardized measure of discounted future net cash flows as of December 31, 1998 (in thousands):

                                         ROYALTY        TERM           TOTAL
                                           NPI           NPI            NPI
                                        --------       --------       ---------
Future cash inflows ..............      $ 58,099       $ 46,365       $ 104,464
Future production taxes ..........        (3,188)        (2,126)         (5,314)
Future production costs ..........       (11,033)        (4,820)        (15,853)
                                        --------       --------       ---------
Future net cash inflows ..........        43,878         39,419          83,297
10% discount factor ..............       (24,259)       (15,713)        (39,972)
                                        --------       --------       ---------
Standardized measure of discounted
   future net cash flows .........      $ 19,619       $ 23,706       $  43,325
                                        ========       ========       =========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

   The following is the standardized measure of discounted future net cash flows as of December 31, 1997 (in thousands):

                                         ROYALTY         TERM           TOTAL
                                           NPI            NPI            NPI
                                        --------       --------       ---------
Future cash inflows ..............      $ 82,520       $ 64,253       $ 146,773
Future production taxes ..........        (4,470)        (2,946)         (7,416)
Future production costs ..........       (12,335)        (5,460)        (17,795)
                                        --------       --------       ---------
Future net cash inflows ..........        65,715         55,847         121,562
10% discount factor ..............       (38,117)       (23,427)        (61,544)
                                        --------       --------       ---------
Standardized measure of discounted
   future net cash flows .........      $ 27,598       $ 32,420       $  60,018
                                        ========       ========       =========

   The following is the standardized measure of discounted future net cash flows as of December 31, 1996 (in thousands):

                                          ROYALTY        TERM           TOTAL
                                            NPI           NPI            NPI
                                        --------       --------       ---------
Future cash inflows ..............      $ 85,274       $ 71,472       $ 156,746
   Future production taxes .......        (4,631)        (3,233)         (7,864)
Future production costs ..........       (13,742)        (5,610)        (19,352)
                                        --------       --------       ---------
Future net cash inflows ..........        66,901         62,629         129,530
   10% discount factor ...........       (38,086)       (27,843)        (65,929)
                                        --------       --------       ---------
Standardized measure of discounted
   future net cash flows .........      $ 28,815       $ 34,786       $  63,601
                                        ========       ========       =========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

   7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

      Changes in Standardized Measure of Discounted Future Net Cash Flows:

         The following schedule reconciles the changes during 1996, 1997 and 1998 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

                                               ROYALTY         TERM           TOTAL
                                                  NPI           NPI            NPI
                                              --------       --------       --------
Standardized measure, January 1, 1996         $ 27,988       $ 37,022       $ 65,010

Net proceeds to the Trust                       (5,615)        (5,207)       (10,822)
Revisions of previous estimates                 (1,369)        (5,880)        (7,249)
Accretion of discount                            2,799          3,702          6,501
Net change in price and production costs         5,050          4,683          9,733
Other                                              (38)           466            428
                                              --------       --------       --------
Standardized measure, December 31, 1996       $ 28,815       $ 34,786       $ 63,601

Net proceeds to the Trust                       (5,464)        (4,630)       (10,094)
Revisions of previous estimates                 (1,267)        (2,959)        (4,226)
Accretion of discount                            2,882          3,479          6,361
Net change in price and production costs         2,944          2,495          5,439
Other                                             (312)          (751)        (1,063)
                                              --------       --------       --------

Standardized measure, December 31, 1997       $ 27,598       $ 32,420       $ 60,018

Net proceeds to the Trust                       (4,781)        (4,261)        (9,042)
Revisions of previous estimates                 (4,210)        (1,662)        (5,872)
Accretion of discount                            2,760          3,242          6,002
Net change in price and production costs        (2,651)        (2,363)        (5,014)
Other                                              903         (3,670)        (2,767)
                                              --------       --------       --------
Standardized measure, December 31, 1998       $ 19,619       $ 23,706       $ 43,325
                                              ========       ========       ========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                  ----------

8.    QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of royalty income and distributable income declared per unit by quarter in 1998, 1997 and 1996:

     1998                            MAR 31      JUNE 30      SEPT 30      DEC 31       TOTAL
                                   ------------------------------------------------------------
Royalty income                     $  2.747     $  2.471     $  2.525     $  2.475     $ 10.218

Distributable income               $  2.745     $  2.463     $  2.142     $  2.073     $  9.423

Distributable income per unit      $  .4652     $  .4174     $  .3631     $  .3514     $ 1.5971

     1997                            MAR 31      JUNE 30      SEPT 30      DEC 31       TOTAL
                                   ------------------------------------------------------------
Royalty income                     $  2.934     $  3.122     $  2.761     $  2.500     $ 11.317

Distributable income               $  2.450     $  2.696     $  2.556     $  2.101     $  9.803

Distributable income per unit      $  .4152     $  .4569     $  .4334     $  .3562     $ 1.6617

     1996                            MAR 31      JUNE 30      SEPT 30      DEC 31       TOTAL
                                   ------------------------------------------------------------
Royalty income                     $  2.730     $  3.129     $  3.121     $  3.123     $ 12.103

Distributable income               $  2.273     $  2.713     $  2.679     $  2.722     $ 10.387

Distributable income per unit      $  .3852     $  .4598     $  .4541     $  .4615     $ 1.7606

                                      B-17