Form 10-K405/A
period 1998-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 1999-04-30
CIK 895474

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-K/A
                                 AMENDMENT NO. 1

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

    As of March 17, 1999, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

    Documents Incorporated By Reference: None.

================================================================================

                                EXPLANATORY NOTE

This Report on Form 10-K/A amends the signature page of the original Report on Form 10-K and the date of the Report of Independent Auditors attached as Exhibit B to the original Report on Form 10-K. The Report on Form 10-K initially did not contain a date on the signature page. The correct date for the signature page is March 31, 1999. The Report of Independent Auditors initially was dated March 18, 1999. This date was incorrect. The actual date of the auditors' opinion letter was March 22, 1999.


                                   SIGNATURES

                  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON
THIS 14TH DAY OF APRIL 1999.


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