Form 10-Q
period 1999-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 1999-05-17
CIK 895474

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

          |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OR 1934

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

                                                        Three Months Ended
                                                             March 31
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Royalty Income ...................................   $ 2,361,453    $ 2,746,543
                                                     -----------    -----------
Operating Expenses:
   Taxes on production and property ..............       160,088        189,353
   Operating cost charges ........................       123,769        119,191
                                                     -----------    -----------

      Total Operating Expenses ...................       283,857        308,544
                                                     -----------    -----------
Net Proceeds to the Trust ........................     2,077,596      2,437,999

General and Administrative Expenses ..............      (159,703)      (137,280)

Interest Income ..................................         1,489          1,581

Cash proceeds on Sale of Net Profits Interest ....       189,286        442,164
                                                     -----------    -----------
      Distributable Income .......................   $ 2,108,668    $ 2,744,464
                                                     ===========    ===========
Distributable Income Per Unit (5,900,000
      units authorized and outstanding): .........   $    0.3574    $    0.4652
                                                     ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                      MARCH 31, 1999      DECEMBER 31, 1998
                                                    ------------------    ------------------
                                                        (Unaudited)
Assets:
   Cash .........................................   $            1,489    $            1,483
   Net Proceeds Receivable ......................            2,266,882             2,187,489
   Net Profits Interests in Gas Properties ......           93,162,180            93,162,180
   Accumulated Amortization .....................          (35,804,132)          (34,341,682)
                                                    ------------------    ------------------
      Total Assets ..............................   $       59,626,419    $       61,009,470
                                                    ==================    ==================
Liabilities and Trust Corpus:
   Trust General and Administrative
      Expenses Payable ..........................   $          159,703    $          115,930
   Distributions Payable ........................            2,108,668             2,073,042
   Trust Corpus (5,900,000 Trust Units authorized
      and outstanding) ..........................           57,358,048            58,820,498
                                                    ------------------    ------------------
      Total Liabilities and Trust Corpus ........   $       59,626,419    $       61,009,470
                                                    ==================    ==================

  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

                    STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (UNAUDITED)



                                                THREE MONTHS      THREE MONTHS
                                                   ENDED             ENDED
                                               MARCH 31, 1999    MARCH 31, 1998
                                               --------------    --------------
Trust Corpus, Beginning of Period ..........   $   58,820,498    $   64,315,517
Distributable Income .......................        2,108,668         2,744,464
Distributions Declared to Unitholders ......       (2,108,668)       (2,744,464)

Amortization of Net Profits Interests
   in Gas Properties .......................       (1,462,450)       (1,455,477)
                                               --------------    --------------
 Trust Corpus, End of Period ...............   $   57,358,048    $   62,860,040
                                               ==============    ==============

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

NOTE 2.  Basis of Presentation

   The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

                      EASTERN AMERICAN NATURAL GAS TRUST

NOTE 3.  Trust Accounting Policies

   The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders. Thus, the Statements of Distributable Income shows Distributable Income, defined as Trust income available for distribution to Unitholders before application of those Unitholders' additional expenses, if any, for depletion, interest expense, and income taxes. The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as income as reserves are extracted from properties and sold. Expenses are also presented on an accrual basis. Actual cash receipts will vary from the accrual of revenues and expenses due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

   Net Profits Interests in Gas Properties are periodically assessed to determine whether their net capitalized cost is impaired. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized cost exceed the discounted future net revenues attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce distributable income, although it would reduce Trust Corpus.

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

   The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (I) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to "Chargeable Costs" for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The "Operating Cost Charge" for 1998 was based on an annual rate of $476,764, and for 1999 this annual rate is $496,656. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will not be increased as Development Wells are completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

   Pursuant to the Gas Purchase Contract, Eastern Marketing Corporation is obligated to purchase such gas production, on a quarterly basis, at a purchase price per Mcf, subject to certain adjustments, equal to the greater of the Index Price or the Floor Price for gas produced during the seven-year period ending December 31, 1999 (the "Primary Term") and at a purchase price per Mcf equal to the Index Price thereafter. The Floor Price was $2.84 per Mcf for 1998 and shall be $3.09 per Mcf for 1999, in each case subject to adjustment under certain circumstances. The Index Price for any quarter during the Primary Term will be a weighted average price determined by reference to the fixed price ("Fixed Price") component, which will be given a 66 2/3% weight, and a variable price ("Variable Price") component, which will be given a 33 1/3% weight. Following the Primary Term, the Index Price will be determined solely by reference to the Variable Price. The Fixed Price was equal to $3.39 per Mcf for the 1998 calendar year, and escalates at 5% for each year thereafter. The fixed price for the 1999 calendar year is $3.56 per Mcf. The Variable Price is equal to the Henry Hub Average Spot Price (as defined) plus $.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price for any quarter is a price per MMBtu based on a 12-month average settlement price of the gas futures contracts for gas delivered to the Henry Hub (Henry, Louisiana).

   Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 1999, an additional volume of 9,935 Mcf was delivered to the Trust as compared to 10,565 Mcf for the quarter ended March 31, 1998. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 1998 for a more complete description of the Development Wells.)

     During the quarter ended March 31, 1999, two (2) wells in which the Trust owns a Net Profits Interest were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfere with proposed mining operations. The coal lessee had the right to cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a "Permitted Encumbrance" under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American received $117,042 for the Berwind No.34 and $93,276 for the Berwind No. 35 for a total consideration of $210,318 for the plugging and abandonment of these wells. Ninety percent (90%) of this amount or $189,286 is included on the March 31, 1999 Statement of Distributable Income under Cash Proceeds on sale of Net Profits Interests.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1999 AND THREE MONTHS ENDED MARCH 31, 1998

     The Trust's distributable income was $2,108,668 for the three months ended March 31, 1999 as compared to $2,744,464 for the three months ended March 31, 1998. This decrease was due in part, to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 1999 (745 Mmcf) as compared to the three months ended March 31, 1998 (842 Mmcf). This decline is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells in previous and current periods. This decrease was also due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.168 per Mcf for the three months ended March 31, 1999; $3.267 per Mcf for the three months ended March 31, 1998). The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $189,286 for the quarter ended March 31, 1999, as compared to $442,164 of Cash Proceeds on Sale of Net Profits Interest included in the quarter ended March 31, 1998.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.168 per Mcf for the three months ended March 31, 1999 and $3.267 per Mcf for the three months ended March 31, 1998. The price per Mcf was lower for the three months ended March 31, 1999 than for the corresponding three month period ending March 31, 1998 due to a lower Variable Price component of average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana ($1.870 per Dth for the three months ended March 31, 1999; $2.446 per Dth for the three months ended March 31, 1998). This decrease in price was partially offset by an increase in the Fixed Price component payable to the Trust ($3.56 per MCF for the three months ended March 31, 1999; $3.39 per MCF for the three months ended March 31, 1998).


                         PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings.

                  NONE.

ITEM 2.    Changes in Securities.

                  NONE.

ITEM 3.     Defaults Upon Senior Securities.

                  NONE.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                 NONE.

ITEM 5.   Other Information.

      For the calendar quarter ended March 31, 1999, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $481.88 and $429.45 respectively. On March 31, 1999 the closing price of the Treasury Obligations, as quoted on such market, was $435.66.

ITEM 6.   Exhibits and Reports on Form 8-K.

                 (a)       Exhibits

                            NONE

                 (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the fiscal
                    quarter ended March 31, 1999.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EASTERN AMERICAN NATURAL GAS TRUST

                                    By:  Bank of Montreal Trust Company, Trustee

                                    /S/ ROBERT D. FOLTZ
                                    Name:   Robert D. Foltz
                                    Title:     Vice President

Date: May 13, 1999

      THE REGISTRANT, EASTERN AMERICAN NATURAL GAS TRUST, HAS NO PRINCIPAL EXECUTIVE OFFICER, PRINCIPAL FINANCIAL OFFICER, BOARD OF DIRECTORS OR PERSONS PERFORMING SIMILAR FUNCTIONS. ACCORDINGLY NO ADDITIONAL SIGNATURES ARE AVAILABLE AND NONE HAVE BEEN PROVIDED.