Form 10-Q
period 1999-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1999-08-13
CIK 895474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OR 1934

   [ ]      FOR THE TRANSITION PERIOD FROM __________ TO __________


                         Commission File Number 1-11748


                       EASTERN AMERICAN NATURAL GAS TRUST
             (Exact name of registrant as specified in its charter)



             Delaware                                      36-7034603
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)


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
                                 (UNAUDITED)

                                                     SIX MONTHS ENDED            THREE MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------    -------------------------
                                                   1999           1998            1999          1998
                                               -----------     -----------     ----------     --------
Royalty Income ..............................   $ 4,590,717    $ 5,217,923    $ 2,229,264    $ 2,471,379

Operating Expenses:
   Taxes on production and property .........       310,273        359,468        150,185        170,115
   Operating cost charges ...................       247,538        237,630        123,769        118,439
                                                -----------    -----------    -----------    -----------
   Total Operating Expenses .................       557,811        597,098        237,769        288,554
                                                -----------    -----------    -----------    -----------
Net Proceeds to the Trust ...................     4,032,906      4,620,825      1,955,310      2,182,825

General and Administrative Expenses .........      (278,757)      (255,622)      (119,054)      (118,341)

Interest Income .............................         2,980          3,654          1,491          2,073

Cash Proceeds on Sale of Net Profits Interest       282,944        838,474         93,658        396,310
                                                -----------    -----------    -----------    -----------
   Distributable Income .....................   $ 4,040,073    $ 5,207,331    $ 1,931,405    $ 2,462,867
                                                ===========    ===========    ===========    ===========
Distributable Income Per Unit(5,900,000)
   units authorized and Outstanding): .......   $    0.6848    $    0.8826    $    0.3274    $    0.4174
                                                ===========    ===========    ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EASTERN AMERICAN NATURAL GAS TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                  JUNE 30, 1999       DECEMBER 31, 1998
                                                 ---------------     -------------------
                                                   (UNAUDITED)
Assets:

   Cash ......................................    $      1,491          $      1,483
   Net Proceeds Receivable ...................       2,048,968             2,187,489
   Net Profits Interests in Gas Properties ...      93,162,180            93,162,180
   Accumulated Amortization ..................     (37,151,971)          (34,341,682)
                                                  ------------          ------------
      Total Assets ...........................    $ 58,060,668          $ 61,009,470
                                                  ============          ============
Liabilities and Trust Corpus:

   Trust General and Administrative
      Expenses Payable .......................    $    119,054          $    115,930
   Distributions Payable .....................       1,931,405             2,073,042
   Trust Corpus (5,900,000 Trust Units
      authorized and outstanding) ............      56,010,209            58,820,498
                                                  ------------          ------------

      Total Liabilities and Trust Corpus .....    $ 58,060,668          $ 61,009,470
                                                  ============          ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      EASTERN AMERICAN NATURAL GAS TRUST

                    STATEMENTS OF CHANGES IN TRUST CORPUS
                                 (UNAUDITED)


                                                   SIX MONTHS       SIX MONTHS
                                                     ENDED             ENDED
                                                  JUNE 30, 1999   JUNE 30, 1998
                                                 --------------   --------------

Trust Corpus, Beginning of Period ..........     $ 58,820,498      $ 64,315,517
Distributable Income .......................        4,040,073         5,207,331
Distributions Declared to Unitholders ......       (4,040,073)       (5,207,331)

Amortization of Net Profits Interests in
   Gas Properties ..........................       (2,810,289)       (2,777,962)
                                                 ------------      ------------
 Trust Corpus, End of Period ...............     $ 56,010,209      $ 61,537,555
                                                 ============      ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

   The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee ("Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Net Profits Interests consisted of a royalty interest in 322 wells and a term interest in the remaining wells and locations. Prior to or on May 15, 2013, the Trustee is required to sell the royalty interests and liquidate the Trust.

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

                       EASTERN AMERICAN NATURAL GAS TRUST

NOTE 3.  Trust Accounting Policies

   The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders. Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders before application of those Unitholders' additional expenses, if any, for depletion, interest expense, and income taxes. The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as income as reserves are extracted from properties and sold. Expenses are also presented on an accrual basis. Actual cash receipts will vary from the accrual of revenues due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

    The Trust is a passive legal entity, and neither owns nor directly uses any computer systems, accounting systems or other assets that might have embedded Year 2000 problems, and consequently will not incur any costs or expense to prevent any such problems. However, the Trust is dependent on Eastern American and its systems for the calculation of amounts payable to the Trust and for the actual payment of such amounts. Eastern American has informed the Trustee that Eastern American has substantially completed its Year 2000 assessment of its key business information systems and is taking the necessary steps to ensure its systems will be compliant by the year 2000. According to Eastern American, it is simultaneously modifying its present operating and applications systems to eliminate Year 2000 problems (which Eastern American expects to complete by August 31, 1999), and implementing a new integrated application software package (which it expects to be operational by September 30, 1999). For further information regarding Eastern American's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Energy Corporation of America with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.

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

    In addition, the Trust is dependent on the Trustee for the maintenance of records reflecting the ownership of the Units and for the payment to the Unitholders of quarterly distributions received from Eastern American. The Trustee has informed the Trust that its "systems and other date sensitive assets have been updated to manage the Year 2000 date issue seamlessly, and the [Trustee] anticipates that the transition will be a non-event for its customers." For further information regarding the Trustee's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Harris Bankcorp, Inc. with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.

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

   The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to "Chargeable Costs" for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The "Operating Cost Charge" for 1998 was based on an annual rate of $476,764, and for 1999 this annual rate is $496,656. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge was not increased as Development Wells were completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

   Pursuant to the Gas Purchase Contract, Eastern Marketing Corporation is obligated to purchase such gas production, on a quarterly basis, at a purchase price per Mcf, subject to certain adjustments, equal to the greater of the Index Price or the Floor Price for gas produced during the seven-year period ending December 31, 1999 (the "Primary Term") and at a purchase price per Mcf equal to the Index Price thereafter. The Floor Price was $2.84 per Mcf for 1998 and shall be $3.09 per Mcf for 1999, in each case subject to adjustment under certain circumstances. The Index Price for any quarter during the Primary Term will be a weighted average price determined by reference to the fixed price ("Fixed Price") component, which will be given a 66 2/3% weight, and a variable price ("Variable Price") component, which will be given a 33 1/3% weight. Following the Primary Term, the Index Price will be determined solely by reference to the Variable Price. The Fixed Price was equal to $3.39 per Mcf for 1998, and escalates at 5% for each year thereafter through December 31, 1999 at which time the "Primary Term" expires and the "Fixed Price" terminates. The fixed price for 1999 is $3.56 per Mcf. The Variable Price is equal to the Henry Hub Average Spot Price (as defined) plus $.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price for any quarter is a price per MMBtu based on a 12-month average settlement price of the gas futures contracts for gas delivered to the Henry Hub (Henry, Louisiana).

   Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended June 30, 1999, an additional volume of 7,820 Mcf was delivered to the Trust as compared to 9,935 Mcf for the quarter ended June 30, 1998. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 1998 for a more complete description of the Development Wells.)

     During the quarter ended June 30, 1999, one (1) well in which the Trust owns a Net Profits Interest was required to be plugged and abandoned by the coal lessee of the property upon which the well was drilled since the well interfered with proposed mining operations. The coal lessee has the right to cause this well to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a "Permitted Encumbrance" under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American received $104,064 for the plugging and abandonment of the Berwind #5 well. Ninety percent (90%) of this amount or $93,658 is included on the June 30, 1999 Statement of Distributable Income under Cash Proceeds on Sale of Net Profits Interests.

   Since March 31, 1999, four (4) additional wells in which the Trust owns a Net Profits interest have also been plugged and abandoned by the coal lessee of the property upon which the wells were drilled because of interference with proposed mining operations. These wells, Berwind #14, Berwind #15, Berwind #36, and Berwind #37 were plugged June 25, June 21, June 29 and July 1, 1999, respectively. Under the terms of the Agreement, consideration due Eastern with respect to each well is to be paid ten days after the completion of the plugging of the well. Consideration of $244,989 for the plugging of these wells was not received by Eastern until after June 30, 1999. Since consideration for the plugging of these wells was not received until after June 30, 1999, ninety percent (90%) of this amount or $220,490 will be included on the September 30, 1999 Statement of Distributable Income under Cash Proceeds on the Sale of Net Profit Interest.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1999 AND THREE MONTHS ENDED JUNE 30, 1998

     The Trust's distributable income was $1,931,405 for the three months ended June 30, 1999 as compared to $2,462,867 for the three months ended June 30, 1998. This decrease was due in part, to a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 1999 (687 Mmcf) as compared to the three months ended June 30, 1998 (765 Mmcf). This decline is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells in previous and current periods. This decrease was partially offset by an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.243 per Mcf for the three months ended June 30, 1999; $3.221 per Mcf for the three months ended June 30, 1998). The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $93,658 for the quarter ended June 30, 1999, as compared to $396,310 of Cash Proceeds on Sale of Net Profits Interest included in the quarter ended June 30, 1998.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.243 per Mcf for the three months ended June 30, 1999 and $3.221 per Mcf for the three months ended June 30, 1998. The price per Mcf was higher for the three months ended June 30, 1999 than for the corresponding three month period ending June 30, 1998 due to a higher Fixed Price component ($3.56 per Mcf for the three months ended June 30, 1999; $3.39 per Mcf for the three months ended June 30, 1998). This increase in price was partially offset by a decrease in the Variable Price component established by the average futures spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.075 per Dth for the three months ended June 30, 1999; $2.320 per Dth for the three months ended June 30, 1998).

COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1999 AND SIX MONTHS ENDED JUNE 30, 1998

     The Trust's distributable income was $4,040,073 for the six months ended June 30, 1999 as compared to $5,207,331 for the six months ended June 30, 1998. This decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 1999 (1,432 Mmcf) as compared to the six months ended June 30, 1998 (1,608 Mmcf). The production decreases were attributable to the natural production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells in previous and current periods. This decrease was also due to a decrease in the average price payable to the Trust under the Gas Purchase Contract ($3.206 per Mcf for the six months ended June 30, 1999; $3.244 per Mcf for the six months ended June 30, 1998). The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $282,944 for the six months ended June 30, 1999, as compared to $838,474 of Cash Proceeds on Sale of Net Profits Interest included in the six months ended June 30, 1998.

     The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.206 per Mcf for the six months ended June 30, 1999 and $3.244 per Mcf for the six months ended June 30, 1998. The price per Mcf was lower for the six months ended June 30, 1999 than for the corresponding six month period ending June 30, 1998 due to a lower Variable Price component of the Index Price under the Gas Purchase Contract ($2.500 per Mcf for the six months ended June 30, 1999; $2.952 per Mcf for the six months ended June 30,
1998) which was partially offset by a higher Fixed Price component of the Index Price under the Gas Purchase Contract ($3.56 per Mcf for the six months ended June 30, 1999; $3.39 per Mcf for the three months ended June 30, 1998). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the six months ended June 30, 1999 ($1.9725 per Dth) as compared to the six months ended June 30, 1998 ($2.3830 per Dth).

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings.

                  None.

ITEM 2.    Changes in Securities.

                  None.

ITEM 3.     Defaults Upon Senior Securities.

                  None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                  None.

ITEM 5.   Other Information.

      For the calendar quarter ended June 30, 1999, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $448.70 and $407.50 respectively. On June 30, 1999 the closing price of the Treasury Obligations, as quoted on such market, was $422.20.

ITEM 6.   Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EASTERN AMERICAN NATURAL GAS TRUST

                                    By:  Bank of Montreal Trust Company, Trustee


                                    /s/ ROBERT D. FOLTZ
                                        Robert D. Foltz
                                        Vice President


Date: August 13, 1999

      The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.