Form 10-Q
period 1999-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 1999-11-15
CIK 895474

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
   [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Yes [X]                No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)


                                                       NINE MONTHS ENDED              THREE MONTHS ENDED
                                                         SEPTEMBER 30                    SEPTEMBER 30
                                                  ---------------------------     ---------------------------
                                                      1999            1998            1999            1998
                                                  -----------     -----------     -----------     -----------

Royalty Income: ..............................    $ 7,226,696     $ 7,742,352     $ 2,635,979     $ 2,524,430


Operating Expenses:
   Taxes on production and property ..........        493,517         531,814         183,244         172,346
   Operating cost charges ....................        370,320         355,884         122,782         118,254
                                                  -----------     -----------     -----------     -----------
      Total Operating Expenses ...............        863,837         887,698         306,026         290,600
                                                  -----------     -----------     -----------     -----------

Net Proceeds to the Trust ....................      6,362,859       6,854,654       2,329,953       2,233,830

General and Administrative Expenses ..........       (377,875)       (349,007)        (99,118)        (93,385)

Interest income ..............................          4,509           5,513           1,529           1,858

Cash Proceeds on Sale of Net Profits Interests        503,434         838,474         220,490               0
                                                  -----------     -----------     -----------     -----------
      Distributable Income ...................    $ 6,492,927     $ 7,349,634     $ 2,452,854     $ 2,142,303
                                                  ===========     ===========     ===========     ===========
Distributable Income Per Unit (5,900,000
    units authorized and outstanding) ........    $    1.1005     $    1.2457     $    0.4157     $    0.3631
                                                  ===========     ===========     ===========     ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                         SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                         ------------------   -----------------
                                             (UNAUDITED)
Assets:

       Cash ................................   $      1,529        $      1,483
       Net Proceeds Receivable .............      2,550,443           2,187,489
       Net Profits Interests in Gas
            Properties .....................     93,162,180          93,162,180
            Accumulated Amortization .......    (38,679,262)        (34,341,682)
                                               ------------        ------------
            Total Assets ...................   $ 57,034,890        $ 61,009,470
                                               ============        ============


Liabilities and Trust Corpus:

       Trust General and Administrative
            Expenses Payable ...............   $     99,118        $    115,930
       Distributions Payable ...............      2,452,854           2,073,042
       Trust Corpus (5,900,000 Trust Units
            authorized and outstanding) ....     54,482,918          58,820,498
                                               ------------        ------------
            Total Liabilities and Trust
              Corpus .......................   $ 57,034,890        $ 61,009,470
                                               ============        ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENT OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)



                                             NINE MONTHS           NINE MONTHS
                                                ENDED                 ENDED
                                          SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                          ------------------    ------------------

Trust Corpus, Beginning of Period ........   $ 58,820,498          $ 64,315,517
Distributable Income .....................      6,492,927             7,349,634
Distributions Payable to Unitholders .....     (6,492,927)           (7,349,634)
Amortization of Net Profits Interests in
     Gas Properties ......................     (4,337,580)           (4,142,530)
                                             ------------          ------------
Trust Corpus, End of Period ..............   $ 54,482,918          $ 60,172,987
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

    The Trust is a passive legal entity, and neither owns nor directly uses any computer systems, accounting systems or other assets that might have embedded Year 2000 problems, and consequently will not incur any costs or expense to prevent any such problems. However, the Trust is dependent on Eastern American and its systems for the calculation of amounts payable to the Trust and for the actual payment of such amounts. Eastern American has informed the Trustee that Eastern American has completed its Year 2000 assessment of its key business information systems and is taking the necessary steps to ensure its systems will be compliant by the year 2000. According to Eastern American, it is modifying its present operating and applications systems to eliminate Year 2000 problems. Eastern American has substantially completed this modification and is expected to be accomplished entirely by the end of November 1999. Simultaneously, Eastern American is also implementing a new integrated application software package that is estimated to be operational during the first quarter of 2000, but this implementation is not critical to the Year 2000 readiness of Eastern American. For further information regarding Eastern American's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Energy Corporation of America with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.

    Eastern Marketing purchases and resells gas from the properties in which the Trust has an interest to a variety of purchasers, and consequently is dependent upon those purchasers to perform their obligations to pay for gas purchased. Eastern American is also dependent upon the various pipeline systems that transport gas produced from the wellheads to the purchasers. A failure of the transportation system or of purchasers of a material portion of such gas to make payment for such gas could have a material adverse effect on the Trust. Eastern American has informed the Trustee that Eastern American has completed the process of soliciting information regarding Year 2000 readiness from the companies Eastern American considers material to its business. Based on information received thus far, Eastern American is not aware of any third-party Year 2000 problem that is reasonably likely to be material to the Trust. Although Eastern American is in the process of requesting this information, Eastern American does not have the ability to require responses to such requests or to independently verify their accuracy. Year 2000 related failures by Eastern American's customers or vendors could have a material adverse effect on the Trust.

    In addition, the Trust is dependent on the Trustee for the maintenance of records reflecting the ownership of the Units and for the payment to the Unitholders of quarterly distributions received from Eastern American. The Trustee has informed the Trust that its "systems and other date sensitive assets have been updated to manage the Year 2000 date issue seamlessly, and the Trustee anticipates that the transition will be a non-event for its customers." For further information regarding the Trustee's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Harris Bankcorp, Inc. with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.

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

   Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 1999, an additional volume of 7,820 Mcf was delivered to the Trust as compared to 9,935 Mcf for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, an additional volume of 25,575 Mcf was delivered to the Trust as compared to 30,435 Mcf for the nine months ended Septemmber 30, 1998. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 1998 for a more complete description of the Development Wells.)

     During the quarter ended September 30, 1999, Eastern American received consideration for four (4) wells in which the Trust owns a Net Profits Interest that were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfered with proposed mining operations. The coal lessee has the right to cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a "Permitted Encumbrance" under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. Eastern American received $10,000 for the Berwind #14, $22,336 for the Berwind #15, $63,128 for the Berwind #36 and

$149,525 for the Berwind #35 for a total consideration of $244,989 for the plugging and abandonment of these wells. Ninety percent (90%) of this amount or $220,490 is included on the September 30, 1999 Statement of Distributable Income under Cash Proceeds on Sale of Net Profits Interests.

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THREE MONTHS ENDED SEPTEMBER 30, 1998

     The Trust's distributable income was $2,452,854 for the three months ended September 30, 1999 as compared to $2,142,303 for the three months ended September 30, 1998. This increase was due in part, to an increase in Cash Proceeds on Sale of Net Profits Interest together with an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.386 per Mcf for the three months ended September 30, 1999; $3.197 per Mcf for the three months ended September 30, 1998). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 1999 (778 Mmcf) as compared to the three months ended September 30, 1998 (790 Mmcf). This decline in production is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells in previous and current periods. The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $220,490 for the quarter ended September 30, 1999, while no such sales were recognized in the corresponding prior quarter.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.386 per Mcf for the three months ended September 30, 1999 and $3.197 per Mcf for the three months ended September 30, 1998. The price per Mcf was higher for the three months ended September 30, 1999 than for the corresponding three month period ending September 30, 1998 due to a higher Fixed Price component ($3.56 per Mcf for the three months ended September 30, 1999; $3.39 per Mcf for the three months ended September 30, 1998). This increase in price was also due to an increase in the Variable Price component established by the average futures spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.465 per Dth for the three months ended September 30, 1999; $2.255 per Dth for the three months ended September 30, 1998).

COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 1998

     The Trust's distributable income was $6,492,927 for the nine months ended September 30, 1999 as compared to $7,349,634 for the nine months ended September 30, 1998. This decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 1999 (2,211
Mmcf) as compared to the nine months ended September 30, 1998 (2,398 Mmcf) together with a decrease in Cash Proceeds on Sale of Net Profits Interest as discussed below. The production decreases were attributable to the natural production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells in previous and current periods. This decrease was partially offset by an increase in the average price payable to the Trust under the Gas Purchase Contract ($3.266 per Mcf for the nine months ended September 30, 1999; $3.228 per Mcf for the nine months ended September 30,
1998). The distributable income
includes Cash Proceeds on Sale of Net Profits Interests of $503,434 for the nine months ended September 30, 1999, as compared to $838,474 of Cash Proceeds on Sale of Net Profits Interests included in the nine months ended September 30, 1998.

     The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.266 per Mcf for the nine months ended September 30, 1999 and $3.228 per Mcf for the nine months ended September 30, 1998. The price per Mcf was higher for the nine months ended September 30, 1999 than for the corresponding nine month period ending September 30, 1998 due to a higher Fixed Price component ($3.56 per Mcf for the nine months ended September 30, 1999; $3.39 per Mcf for the nine months ended September 30, 1998) which was partially offset by a lower Variable Price component of the Index Price under the Gas Purchase Contract ($2.681 per Mcf for the nine months ended September 30, 1999; $2.905 per Mcf for the nine months ended September 30, 1998). Such lower Variable Price is directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub near Henry, Louisiana for the nine months ended September 30, 1999 ($2.137 per Dth) as compared to the nine months ended September 30, 1998 ($2.340 per Dth).






                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings.

                  None.

ITEM 2.    Changes in Securities.

                  None.

ITEM 3.    Defaults Upon Senior Securities.

                  None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                  None.

ITEM 5.    Other Information.

      For the calendar quarter ended September 30, 1999, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $428.40 and $407.80 respectively. On September 30, 1999 the closing price of the Treasury Obligations, as quoted on such market, was $416.60.

ITEM 6.    Exhibits and Reports on Form 8-K.

                  (a)    Exhibits

                         None

                  (b)    Reports on Form 8-K

                         No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.

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


Date: November 12, 1999

      The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.