Form 10-K405
period 1999-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2000-03-30
CIK 895474

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 1O-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
      PERIOD FROM ______________ TO _______________

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

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] ---

    The aggregate market value of the 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust held by non-affiliates of the registrant at the closing sales price on March 13, 2000 of 11 5/8 was approximately $69 million.

    As of March 13, 2000, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

    Documents Incorporated By Reference:     None

                                TABLE OF CONTENTS

                                     PART I

Item   1.    Business ........................................................1
             Description of the Trust ........................................1
             The Net Profits Interests .......................................2
             The Underlying Properties .......................................6
             Competition and Markets .........................................9
             Regulation of Natural Gas .......................................9
             Environmental Regulation ........................................9
             Description of Trust Units and Depositary Units ................10
             Federal Income Tax Matters .....................................12
             State Tax Considerations .......................................18
Item   2.    Properties .....................................................19
Item   3.    Legal Proceedings ..............................................19
Item   4.    Submission of Matters to a Vote of Unitholders .................19

                                     PART II

Item   5.    Market for the Registrant's Common Equity
                   and Related Matters ..................................... 20
Item   6.    Selected Financial Data ........................................20
Item   7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................21
Item   8.    Financial Statements and Supplementary Data ....................24
Item   9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure ......................24

                                    PART III

Item   10.   Directors and Executive Officers of the Registrant .............25
Item   11.   Executive Compensation .........................................25
Item   12.   Security Ownership of Certain Beneficial Owners
                   and Management ...........................................25
Item   13.   Certain Relationships and Related Transactions .................25
Item   14.   Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K.......................................25

 SIGNATURES..................................................................27

 EXHIBIT A   Report of Ryder Scott Company, Independent Petroleum Engineers
 EXHIBIT B   Financial Statements

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

    The Trustee is paid an annual fee of approximately $45,000. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 1999 was $214,773 and is anticipated to aggregate between $200,000 and $250,000 per year, although such costs could be materially higher or lower, depending primarily on the amounts of expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 1999, the Trust paid Eastern American an overhead reimbursement of $258,144 which will increase by 3.5% per year, payable quarterly.

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

                            THE NET PROFITS INTERESTS

THE CONVEYANCES

    The Net Profits Interests were conveyed to the Trust pursuant to two conveyances - one conveying the Royalty NPI (the "Royalty NPI Conveyance") and the other conveying the Term NPI (the "Term NPI Conveyance", and together with the Royalty NPI Conveyance, the "Conveyances"). In limited circumstances, Eastern American may transfer the Underlying Properties and require the Trust to release the Net Profits Interests, subject to payment to the Trust of the fair value of the interests released. See "Sale and Abandonment of Underlying Properties; Sale of Royalty NPI."

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

    The Royalty NPI is not limited in term. Under the Trust Agreement, the Trustee is directed to sell the Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from such sale will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMCF of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 1999, 14,044 MMcf of such gas had been produced.

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

    "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The Operating Cost Charge for 1997 was $454,860, and for 1998 was $474,138, and for 1999 was

$493,102. In 2000 and subsequent years, the Operating Cost Charge will escalate based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs are defined as Eastern American's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on Eastern American's or the Trust's interests in the Underlying Properties, or production therefrom.

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

    Pursuant to the Gas Purchase Contract, through December 31, 1999 (the "Primary Term"), Eastern Marketing was obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, and the Floor Price, as defined below. During 1999, the Floor Price was $3.09. Beginning January 1, 2000, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price.

    The Index Price for any quarter is a weighted average price determined by reference to the Fixed Price component, which was given a 66 2/3% weighting during the Primary Term, and will be given no weight thereafter, and a Variable Price component, which was given a 33 1/3% weighting during the Primary Term and will be given a 100% weighting as of January 1, 2000. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.23 per mcf for calendar year 1997, $3.39 per mcf for 1998 and $3.56 per mcf for 1999. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month,
(ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. Beginning as of January 1, 2000, the applicable purchase price under the Gas Purchase Contract will be determined solely by reference to the Variable Price component.

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

PERFORMANCE SUPPORT FOR GAS PURCHASE CONTRACT

    Under a standby performance agreement, Eastern American has agreed to make payments under the Gas Purchase Contract to the extent such payments are not made by Eastern Marketing. In addition, performance by Eastern Marketing of its obligation to make payments required pursuant to the Gas Purchase Contract will be secured by a standby letter of credit (the "Letter of Credit"). The Letter of Credit has been issued by One Valley Bank N.A. (the "Letter of Credit Bank"). The Letter of Credit has a one-year term which will be renewed annually during the Primary Term, subject to the right of the Letter of Credit Bank not to renew upon giving written notice at least 30 days prior to the expiration of an annual term. The Letter of Credit was originally in the face amount of $15 million, and declined to $3 million on June 30, 1999. The Letter of Credit will decline to an amount equal to the lesser of (i) the remaining undrawn face amount thereof as of such date or (ii) $3 million. In the event of a failure by Eastern Marketing to make any required payment under the Gas Purchase Contract and a failure by Eastern American to make any such payment to the extent not made by Eastern Marketing, the Delaware Trustee shall draw on the Letter of Credit in the amount of such defaulted payment, up to the amount then remaining under the Letter of Credit.

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

DISTRIBUTIONS AND INCOME COMPUTATIONS

     The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on or before the 10th day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 1999 were $0.36, $0.33, $0.42, and $0.35 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

                            THE UNDERLYING PROPERTIES

GENERAL

    The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 1999, such properties consisted of 681 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 1999, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 26,532 MMcf. (See "Reserves").

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

RESERVES

    PROVED RESERVES OF UNDERLYING PROPERTIES AND NET PROFITS INTERESTS. The following table sets forth, as of December 31, 1999, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 1999 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10%. A copy of the Reserve Report is included as Exhibit A hereto.

                                     PROVED GAS RESERVES
                            --------------------------------------                   DISCOUNTED
                                             (MMCF)                   ESTIMATED      ESTIMATED
                                                                      FUTURE NET     FUTURE NET
                            DEVELOPED(2)   UNDEVELOPED     TOTAL      REVENUES(2)    REVENUES(2)
                            ------------   ------------   --------   ------------   ------------
                                                     (Dollars in thousands)
Underlying Properties(1)          49,091              0     49,091   $    121,488   $     52,376
                            ============   ============   ========   ============   ============
Net Profits Interests:
            Royalty NPI .         14,248              0     14,248   $     45,964   $     20,242
            Term NPI ....         12,286              0     12,286         39,633         24,066
                            ------------   ------------   --------   ------------   ------------
                 Total ..         26,534              0     26,534   $     85,597   $     44,308
                            ============   ============   ========   ============   ============

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

                             COMPETITION AND MARKETS

    All of the production attributable to the Net Profits Interest is sold to Eastern Marketing pursuant to the Gas Purchase Contract. See "The Net Profits Interests - Gas Purchase Contract."

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

    SOLID AND HAZARDOUS WASTE. The Underlying Properties include numerous properties that have produced gas for a number of years but in which Eastern American has held an interest for a relatively short period of time prior to the effective date of the Conveyances. Although, to Eastern American's knowledge, prior operators utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid or hazardous wastes may have been disposed of or released on or under the Underlying Properties. Federal, state and local laws applicable to gas-related wastes have become increasingly more stringent. Under current laws, Eastern American or the operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

DISTRIBUTIONS AND INCOME COMPUTATIONS

    The Trustee determines for each quarter the Quarterly Distribution Amount available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. The Quarterly Distribution Amount is equal to the excess, if any, of the cash received by the Trust, on or before the 15th day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities for the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the Quarterly Record Date, which is the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. The Trustee generally is able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

    The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the holders of record to whom the Quarterly Distribution Amount was or will be distributed. Assuming that the Trust will be classified for tax purposes as a "grantor trust," the net taxable income will be realized by the holders for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a holder may differ from the Quarterly Distribution Amount because the Treasury Obligations will be treated as generating interest income for tax purposes. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters. See "Federal Income Tax Consequences".

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

LIABILITY OF UNITHOLDERS

    Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on liability as is accorded under the laws of such state to stockholders of a corporation for profit. No assurance can be given, however, that a court would give effect to such limitation.

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

    On March 23, 1999, the United States Tax Court of Appeals for the Tenth Circuit affirmed a lower court decision in TRUE OIL COMPANY V C.I.R. 170 F.3D 1294. The Court ruled that, in order to be eligible for credits under Section 29 of the Internal Revenue Code, each well from which gas is produced from Devonian shale or a tight formation must receive a determination from the Federal Energy Regulatory Commission ("FERC") that the gas produced is, in fact, produced from Devonian shale or a tight formation. Eastern American has verified that most producing gas wells subject to the Royalty NPI have received a well category determination from FERC. Should that determination be challenged by the Internal Revenue Service, Section 29 Credits attributable to any well that did not receive a FERC determination could impact the Trust's tax reporting of such credits in future years. SEE "SECTION 29 CREDIT."

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

ROYALTY INCOME AND DEPLETION

    The income from the Royalty NPI will be royalty income subject to an allowance for depletion. The depletion allowance must be computed separately by each Unitholder for each oil or gas property (within the meaning of Code Section
614). The IRS presently takes the position that a net profits interest burdening multiple properties is one property for depletion purposes. Accordingly, the Trust has taken the position that the Royalty NPI is one property for depletion purposes until such time as the issue is resolved in some other manner.

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

    None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

    There were no matters submitted to a vote of Unitholders during the year ended December 31, 1999.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

    The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT". The high and low prices and distributions paid during the quarters in the three-year period ended December 31, 1999 were as follows:

                  QUARTER                                          DISTRIBUTIONS
                  -------                 HIGH             LOW          PAID
                                       ----------      ---------   -------------
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

      1999:
      First (to March 31, 1999)        $  15 3/8       $  13 1/2      $ 0.36
      Second (to June 30, 1999)        $  14 7/8       $  13 1/2      $ 0.33
      Third (to September 30, 1999)    $  14 1/4       $  13 1/8      $ 0.42
      Fourth (to December 31, 1999)    $  13 3/16      $   9 3/4      $ 0.35

    At March 15, 2000, the 5,900,000 Depositary Units outstanding were held by approximately 400 Unitholders of record.

    With respect to the Treasury Obligations, the high and low asked prices per $1,000 face amount for the period from October 1, 1999 to December 31, 1999 were $425.30 and $401.10, respectively. The closing asked price on December 31, 1999 was $403.30 per $1,000 face amount.

ITEM 6. SELECTED FINANCIAL DATA.

                                       December       December     December      December       December
                                       31, 1999       31, 1998     31, 1997      31, 1996       31, 1995
                                      -----------   -----------   -----------   -----------   -----------
Distributable Income and other
    Distributions Declared ........   $ 8,561,984   $ 9,422,675   $ 9,803,863   $10,387,436   $ 9,318,720
Distributable Income and other
    Distributions Declared per unit   $      1.45   $      1.60   $      1.66   $      1.76   $      1.58

Total assets at year end ..........   $55,251,901   $61,009,470   $66,535,828   $72,813,708    78,477,924

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR 2000

    The Trust is a passive legal entity, and neither owns nor directly uses any computer systems, accounting systems or other assets that might have embedded Year 2000 problems, and consequently has not and will not incur any costs or expense to prevent or correct such problems. However, the Trust is dependent on Eastern American and its systems for the calculation of amounts payable to the Trust and for the actual payment of such amounts. In addition, the Trust is dependent on the Trustee for the maintenance of records reflecting the ownership of the Units and for the payment to the Unitholders of quarterly distribution received from Eastern American. Eastern American is dependent upon the various pipeline systems that transport gas produced from the wellheads to the purchasers and upon its purchasers to account for and properly handle payment for the gas delivered.

    As of the date of this report, none of the relevant parties has reported any Year 2000 difficulties to the Trust. For further information regarding Eastern American's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Energy Corporation of America with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended. For further information regarding the Trustee's Year 2000 issues and the status of its Year 2000 compliance program, reference is hereby made to the most recent reports filed by Harris Bankcorp, Inc. with the Securities and Exchange Commission pursuant to the Securities and Exchange Act of 1934, as amended.

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

    During the Primary Term, which ended December 31, 1999, the Index Price for any quarter was a weighted average price determined by reference to the Fixed Price component, which was given a 66 2/3% weighting and a Variable Price component, which was given a 33 1/3% weighting. Effective January 1, 2000, the Index Price that the Trust will receive for any quarter will be equal to 100% of the Variable Price component.

    During the Primary Term of the Trust, the Fixed Price component has been consistently higher than the Variable Price component. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.23 per mcf for the calendar year 1997, $3.39 per mcf for 1998 and $3.56 per mcf for 1999. The corresponding Variable Price, was equal to $3.05 per mcf for the calendar year 1997, $2.86 per mcf for 1998 and $2.82 per mcf for 1999.

    Accordingly, the Index Price payable to the Trust for production on and after January 1, 2000 may be higher or lower than the price paid to the Trust during the Primary Term, based on natural gas futures prices during the relevant calculation period. The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to its unit holders.

  During 1999, the Trust received proceeds for seven (7) wells in which the Trust owned a Net Profits Interest that were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfered with proposed mining operations. The coal lessee had the right to cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. The seven (7) wells, the settlement received by Eastern American, and ninety percent (90%) of the proceeds that were allocated to the Trust during the year ended December 31, 1999 are as follows:

                                                                 ROYALTY TRUST @
                               SETTLEMENT                        NINETY PERCENT
WELL NAME                       RECEIVED                              (90%)
--------------                 ---------                         ---------------
Berwind No. 5                  $ 104,064                           $  93,658
Berwind No. 14                    10,000                               9,000
Berwind No. 15                    22,336                              20,103
Berwind No. 34                   117,042                             105,338
Berwind No. 35                    93,276                              83,948
Berwind No. 36                    63,128                              56,815
Berwind No. 37                   149,525                             134,572
                               ---------                           ---------
                               $ 559,371                           $ 503,434
                               =========                           =========

    During 1998, the Trust received proceeds for seven (7) additional wells in which the Trust owns a Net Profits Interest that were required to be plugged and abandoned by the coal lessee. The seven (7) wells, the settlement received by Eastern American, and ninety percent (90%) of the proceeds that were allocated to the Trust during the year ended December 31, 1998 are as follows:

                                                                 ROYALTY TRUST @
                               SETTLEMENT                        NINETY PERCENT
WELL NAME                       RECEIVED                              (90%)
--------------                 ---------                         ---------------
Berwind No. 3                  $  92,444                           $  83,199
Berwind No. 4                    289,271                             260,344
Berwind No. 10                    47,939                              43,145
Berwind No. 2                    184,774                             166,297
Berwind No. 26                    75,007                              67,506
Berwind No. 27                   167,443                             150,699
Berwind No. 40                    74,759                              67,284
                               ---------                           ---------
                               $ 931,637                           $ 838,474
                               =========                           =========

    The coal lessee also required that two (2) wells be plugged during 1997 (identified as the Berwind No. 21 and Berwind No. 24). Eastern American received $39,177 for the Berwind No. 21 and $105,538 for the Berwind No. 24 for a total of $144,715. Ninety percent (90%) of this amount, or $130,243.50, was paid to the Trust during 1997.

    It is expected that additional wells will be required to be plugged over the remaining life of the Trust as a result of this agreement.

    Pursuant to the Trust Agreement, Eastern American may, without the consent of the Unitholders, require the Trust to release or convey the Net Profits Interest associated with a well if such well accounts for no more than .25% of the total production from the Underlying Properties for the prior twelve (12) months. During the first quarter of the fiscal year 1997 Eastern American sold a group of wells to Fola Land Company, Inc ("FOLA") who is the fee owner of the property upon which these wells are situated. FOLA advised Eastern American that it was interested in acquiring these wells since it had plans for an aggressive coal mining program on the property. One of the wells included in this sale was the Bethlehem Steel No. 24 well in which the Trust owns a Net Profit Interest. The Trust's proportionate share of the sales allocated to this well is $47,600. During the relevant 12-month period, the production from the Bethlehem Steel No. 24 well represented .11% of the total production from the Underlying Properties.

 LIQUIDITY AND CAPITAL RESOURCES

    The Trust has no source of liquidity or capital resources other than the distributions received from the Net Profits Interests.

    In accordance with the provisions of the Conveyances, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the Unitholders.

RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

    The Trust's total distributions declared per Unit were $1.45 for the twelve months ended December 31, 1999 as compared to $1.60 for the twelve months ended December 31, 1998. Such decrease was due to a decrease in production of gas attributable to the Net Profits Interest for the twelve months ended December 31, 1999 (2,922 Mmcf) as compared to the twelve months ended December 31, 1998 (3,180 Mmcf) together with a decrease in Cash Proceeds on Sale of Net Profits Interest as discussed below. The production decreases were attributable to the natural production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells in previous and current periods. This decrease was partially offset by an increase in the average price payable to the Trust under the Gas Purchase Contract. The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $503,434 for the twelve months ended December 31, 1999, as compared to $838,474 of Cash Proceeds for the twelve months ended December 31, 1998.

    The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.31 per Mcf for the twelve months ended December 31, 1999 compared to $3.21 per Mcf for the twelve months ended December 31, 1998. The price per Mcf was higher for the twelve months ended December 31, 1999 than for the corresponding prior twelve month period due to a higher Fixed Price component of the Index Price under the Gas Purchase Contract ($3.56 per Mcf for the twelve months ended December 31, 1999, compared to $3.39 per Mcf for the twelve months ended December 31, 1998). Such higher Fixed Price was attributable to the 5% annual escalation between years during the Primary Term. This increase was partially offset by a lower Variable Price component ($2.82 per Mcf for the twelve months ended December 31, 1999, compared to $2.86 per Mcf for the twelve months ended December 31, 1998). Such lower Variable Price was directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub for the twelve months ended December 31, 1999 ($2.26 per Mmbtu) as compared to the prior year ($2.30 per Mmbtu).

1998 COMPARED WITH 1997

    The Trust's total distributions declared per Unit were $1.60 for the twelve months ended December 31, 1998 as compared to $1.66 for the twelve months ended December 31, 1997. Such decrease was due to a decrease in production of gas attributable to the Net Profits Interest for the twelve months ended December 31, 1998 (3,180 Mmcf) as compared to the twelve months ended December 31, 1997 (3,532 Mmcf). The production decreases were attributable to normal production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells in previous and current periods. This decrease was partially offset by an increase in the average price payable to the Trust under the Gas Purchase Contract together with an increase in the Cash Proceeds on Sale of Net Profits Interest. The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $838,474 for the twelve months ended December 31, 1998, as compared to $177,843 of Cash Proceeds for the twelve months ended December 31, 1997.

    The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.21 per Mcf for the twelve months ended December 31, 1998 and $3.17 per Mcf for the twelve months ended December 31, 1997. The price per Mcf was higher for the twelve months ended December 31, 1998 than for the corresponding prior twelve month period due to a higher Fixed Price component of the Purchase Price under the Gas Purchase Contract ($3.39 per Mcf for the twelve months ended December 31, 1998, compared to $3.23 per Mcf for the twelve months ended December 31, 1997). Such higher Fixed Price was attributable to the 5% annual escalation between years during the Primary Term. This increase was partially offset by a lower Variable Price component ($2.86 per Mcf for the twelve months ended December 31, 1998, compared to $3.05 per Mcf for the twelve months ended December 31, 1997). Such lower Variable Price was directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub for the twelve months ended December 31, 1998 ($2.30 per Mmbtu) as compared to the prior year ($2.47 per Mmbtu).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                         Page in this Form 10-K
Financial Statements
   Report of Independent Accountants...............................B-2
   Statements of Assets, Liabilities and Trust Corpus as
      of December 31, 1999 and 1998................................B-3
   Statements of Distributable Income for the years ended
      December 31, 1999, 1998 and 1997.............................B-4
   Statements of Changes in Trust Corpus for the years
      ended December 31, 1999, 1998 and 1997.......................B-5
   Notes to Financial Statements...................................B-6

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

ITEM 11. EXECUTIVE COMPENSATION.

   The Trust has no officers or directors, and is administered by the Trustee. For the years ended December 31, 1999, 1998 and 1997, the Trustee received $214,773, $215,521 and $237,176 respectively, as compensation and expenses for such services.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Reports                                                   PAGE IN THIS FORM 10-K
                                                          ----------------------
   Reserve Report of Ryder Scott Company, Independent
       Petroleum Engineers........................................A-1 - A-7

Financial Statements

The following financial statements are included in this
  Annual Report on Form 10-K on the pages indicated:
   Report of Independent Accountants..............................B-2
   Statements of Assets, Liabilities and Trust Corpus as
      of December 31, 1999 and 1998...............................B-3
   Statements of Distributable Income for the years ended
        December 31, 1999, 1998 and 1997..........................B-4
   Statements of Changes in Trust Corpus for the years ended
        December 31, 1999, 1998 and 1997 .........................B-5
   Notes to Financial Statements..................................B-6 - B-17

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

                                                                     EXHIBIT
                                                                     NUMBER

  3.1    Second Amended and Restated Trust Agreement of Eastern
          American Natural Gas Trust................................. 3.1
  4.1    Specimen Depositary Receipt................................. 4.1
  4.2    Form of NPI Royalty Deposit Agreement....................... 4.2
 10.1    Form of Conveyance..........................................10.1
 10.2    Form of Term NPI Conveyance.................................10.2
 10.3    Form of Gas Purchase Contract between Eastern American
          Energy Corporation, Eastern American Marketing Corporation
          and Eastern American Natural Gas Trust.....................10.3
 10.4    Letter of Credit issued by One Valley Bank, N.A.
          to Eastern American Natural Gas Trust, as beneficiary......10.4
 10.5 Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to
          Eastern American Marketing Corporation.....................10.5
 10.6    Form of Assignment and Standby Performance Agreement........10.6


Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the year ended December 31, 1999.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 29TH DAY OF MARCH, 2000.

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

                                February 22, 1999

Eastern American Natural Gas Trust
Bank of Montreal Trust Company
c/o Harris Trust and Savings Bank
311 West Monroe Street, 12th Floor
Chicago, Illinois 60606

Gentlemen:

    Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust ("Trust") as of December 31, 1999. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (Eastern American). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

    The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 1999 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 1999 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                   AS OF DECEMBER 31, 1999
                                               ------------------------------
                                                          Estimated   Present
                                                         Future Net    Value
                                                Gas     Cash Inflows   At 10%
                                               (MMCF)       (M$)        (M$)
                                               ------   ------------  -------
   PROVED NET DEVELOPED AND UNDEVELOPED

   Royalty NPI .............................   14,248         45,964   20,242
   Term NPI ................................   12,286         39,633   24,066
                                               ------   ------------  -------
     Total .................................   26,534         85,597   44,308

   PROVED NET DEVELOPED

   Royalty NPI .............................   14,248         45,964   20,242
   Term NPI ................................   12,286         39,633   24,066
                                               ------   ------------  -------
     Totals ................................   26,534         85,597   44,308

Eastern American Natural Gas Trust
February 19, 1999
Page 2

    Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2000 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by Eastern American. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and Eastern American will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, Eastern American requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. For purposes of this report, the "Term NPI" was limited to the 20 year period defined as the term by the Trust.

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

Eastern American Natural Gas Trust
February 19, 1999
Page 4

    In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 1999 from this report are presented in the following table:

                                                       AS OF DECEMBER 31, 1999
                                                     ---------------------------
                                                     ROYALTY     TERM
                                                       NPI        NPI     TOTALS
                                                     -------    ------    ------
TOTAL PROVED

  Future Cash Inflows (M$) ......................     45,964    39,633    85,597
  Future Costs
    Production (M$) .............................          0         0         0
    Development (M$) ............................          0         0         0
                                                     -------    ------    ------
      Total Costs (M$) ..........................          0         0         0

Future Net Cash Inflows
  Before Income Tax (M$) ........................     45,964    39,633    85,597

Present Value at 10%
  Before Income Tax (M$) ........................     20,242    24,066    44,308

                                                        AS OF DECEMBER 31, 1999
                                                    ----------------------------
                                                     ROYALTY              TERM
                                                       NPI        NPI     TOTALS
                                                     ------    -------    ------
PROVED NET DEVELOPED RESERVES
  Gas (MMCF) ....................................    14,248     12,286    26,534

PROVED NET UNDEVELOPED RESERVES
  Gas (MMCF) ....................................         0          0         0

TOTAL PROVED NET RESERVES
  Gas (MMCF) ....................................    14,248     12,286    26,534

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

    Eastern American furnished us gas prices in effect at December 31, 1999 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where

Eastern American Natural Gas Trust
February 19, 1999
Page 5

applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

    This report utilized the terms of the gas contract between Eastern Marketing and the Trust. Gas price is to be determined by a weighted price consisting of two components during a primary term defined to begin on January 1, 1993 and end December 31, 1999. The first component is the "Fixed" price, which has been defined as $2.66 per Mcf beginning January 1, 1993. This price will escalate 5 percent per year on January 1 of each year during the primary term beginning in 1994. The second component is the "Variable" price which for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MmBtu for Henry Hub Gas Futures Contracts, as reported in the WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The weighted average price is determined by giving the "Fixed" price a 66 2/3 percent weighting and the variable price a 33 1/3 percent weighting.

    Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. Eastern American computed the "Variable" price under the gas contract as of December 31, 1999 as $3.226 per Mcf, utilizing $2.633 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

    Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities, which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. Eastern American informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, classification of wells for Section 29 Tax Credit, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through March, 1999. The projections were developed for the Eastern American reserve report effective July 1, 1999. Eastern American has advised Ryder Scott that there has been no material change in the performance of these wells and therefore the July 1, 1999 projections developed for the Eastern American report were mechanically adjusted to January 1, 2000 for use in this report.

    At the time of formation of the Trust, Eastern American assigned The Trust an interest in 65 undeveloped locations. During the period 1993 through 1998, Eastern American has completed it's drilling obligation. A total of 59 wells were drilled over this period. Two wells were not drilled due to title failure and four wells were not drilled due to short spacing. Reserves and projections of future production are included for the four locations, which were not drilled due to short spacing.

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

                           Estimated Net Reserve Data
                         Certain Leasehold Interests of
                       Eastern American Energy Corporation
                             As of December 31, 1999


                                                     SEC PARAMETERS
                                                -----------------------
                                                              PROVED       TOTAL
                                                DEVELOPED   UNDEVELOPED   PROVED
                                                ---------   -----------   ------
NET REMAINING RESERVES

Gas-MMCF ....................................      49,091             0   49,091

    The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $121,487,606 and $52,376,058, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

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

                                       Very truly yours,

                                       RYDER SCOTT COMPANY
                                       PETROLEUM ENGINEERS



                                       Larry T. Nelms P. E.
                                       Senior Vice President

LTN:ph

                       EASTERN AMERICAN NATURAL GAS TRUST

                                   ----------


                              FINANCIAL STATEMENTS

                        as of December 31, 1999 and 1998
                             and for the years ended
                        December 31, 1999, 1998 and 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and Bank of Montreal
Trust Company, as Trustee for
Eastern American Natural Gas Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 1999 and 1998, and the related statements of distributable income, and changes in trust corpus for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on the basis of accounting prescribed by the Trust Agreement.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Trust as of December 31, 1999 and 1998, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 2.


PricewaterhouseCooper LLP

Denver, Colorado
March 15, 2000

                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                        as of December 31, 1999 and 1998

                                  ----------



                                                   1999              1998
                                               ------------      ------------
ASSETS
   Cash ..................................     $      1,522      $      1,483
   Net proceeds receivable ...............        2,162,576         2,187,489
   Net profits interests in gas properties       93,162,180        93,162,180
   Accumulated amortization...............      (40,074,901)      (34,341,682
                                               ------------      ------------
      Total assets .......................     $ 55,087,803      $ 61,009,470
                                               ============      ============

LIABILITIES AND TRUST CORPUS

   Trust General and administrative
      Expenses payable ...................     $     95,041      $    115,930
   Distributions payable .................        2,069,057         2,073,042
   Trust Corpus (5,900,000 trust units
      authorized and outstanding) ........       53,087,803        58,820,498
                                               ------------      ------------
      Total Liabilities and Trust Corpus..     $ 55,251,901      $ 61,009,470
                                               ============      ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                       EASTERN AMERICAN NATURAL GAS TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                                  ----------

                                                          1999           1998               1997
                                                     ------------    ------------       ------------
Royalty income ...............................       $  9,678,628    $ 10,217,526       $ 11,316,922

Operating expenses:
   Taxes on production and property ..........            660,089         701,245            768,194
   Operating cost charges ....................            493,102         474,138            454,860
                                                     ------------    ------------       ------------
         Total Operating Expenses ............          1,153,191       1,175,383          1,223,054
                                                     ------------    ------------       ------------

Net Proceeds to the Trust ....................          8,525,437       9,042,143         10,093,868

General and Administrative Expenses ..........           (472,917)       (464,937)          (476,119)
Interest Income ..............................              6,030           6,995              8,270
Cash proceeds on Sale of Net Profits Interests            503,434         838,474            177,843
                                                     ------------    ------------       ------------
         Distributable Income ................       $  8,561,984    $  9,422,675       $  9,803,862
                                                     ============    ============       ============
Distributable Income Per Unit (5,900,000 units
   authorized and outstanding) ...............            $1.4512         $1.5971            $1.6617
                                                     ============    ============       ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                       PART OF THESE FINANCIAL STATEMENTS

                       EASTERN AMERICAN NATURAL GAS TRUST
                      STATEMENTS OF CHANGES IN TRUST CORPUS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

                                  ----------

                                                      1999             1998             1997
                                                  ------------     ------------     ------------
Total Corpus, Beginning of Period ......          $ 58,820,498     $ 64,315,517     $ 70,016,943
Distributable Income ...................             8,561,984        9,422,675        9,803,862
Distributions Payable to Unitholders. ..            (8,561,984)      (9,422,675)      (9,803,862)
Amortization of Net Profits Interests in
      Gas properties ...................            (5,732,695)      (5,495,019)      (5,701,426)
                                                  ------------     ------------     ------------
Trust Corpus, End of Period ............          $ 53,087,803     $ 58,820,498     $ 64,315,517
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

The two (2) remaining Development Wells were not drilled because Eastern American was unable to cure various title defects associated with these wells. Eastern American advised the Trust that it made a diligent effort to cure title but was unsuccessful. In West Virginia, an oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term NPI Conveyance, if the state of title to the drill site to any Development Well renders such property undrillable in the good faith opinion of Eastern American under the Reasonably Prudent Operator Standard then such drill site(s) shall be construed as a Development Well(s). Consequently, Eastern American has fulfilled its commitment to the Trust to drill the required number of Development Wells.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

1.    ORGANIZATION OF THE TRUST CONTINUED:

On March 15, 1993, 5,900,000 depositary units were issued in a public offering at an initial public offering price of $20.50 per depositary unit. Each depositary unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States. Treasury Obligation ("Treasury Obligation") maturing on May 15, 2013 (see Note 6). Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was paid to Eastern American in consideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993.

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

BASIS OF ACCOUNTING:

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States due to the following; i) certain cash reserves may be established for contingencies which were not accrued in the financial statements; ii) amortization of the Net Profits Interests in gas properties is charged directly to Trust Corpus; and iii) the sale of the Net Profits Interests is reflected in the Statements of Distributable Income as cash proceeds to the Trust.

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

The conveyance of the Royalty and Term Interests to the Trust was accounted for as a purchase transaction. The $93,162,000 reflected in the Statement of Assets, Liabilities and Trust Corpus as Net Profits Interests represents 5,900,000 Trust Units valued at $20.50 per depository unit less the $27,787,820 paid for Treasury obligations. The carrying value of the Trust's investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

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

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SEGMENT INFORMATION:

In 1998, the Trust adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." The Trust's sole activity is earning royalty income from gas properties and, consequently, the Trust has only one operating segment, net profits interests in gas properties. Substantially all of the Trust's net profits interests are located in the Appalachian region.

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

4.    DISTRIBUTIONS TO UNITHOLDERS:

The Trustee determines for each quarter the amount available for distribution to the Unitholders. Such amount will be equal to the excess, if any, of the cash received by the Trust, on or before the tenth day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Cash received by the Trustee in a particular quarter from the Net Profits Interests will reflect actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter.

Net proceeds receivable included in the Statement of Assets, Liabilities and Trust Corpus as of December 31, 1999 and December 31, 1998 were received by the Trust and distributed to the Unitholders on March 15, 2000 and March 15, 1999, respectively.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

5.    RELATED PARTY TRANSACTIONS:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $214,773 for the year ended December 31, 1999, $215,521 for the year ended December 31, 1998, and $237,176 for the year ended December 31, 1997. The Trustee paid Eastern American an annual base fee of $210,000 which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The Trustee paid Eastern American $258,144, $249,416 and $238,943 for overhead expenses for 1999, 1998 and 1997 respectively. Operating cost charges included in the Statement of Distributable Income are paid to Eastern American.

Gas production attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of Eastern American, pursuant to a Gas Purchase Contract which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

Pursuant to the Gas Purchase Contract, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, and the Floor Price, as defined below, for gas produced in any quarter during the Primary Term, which ended December 31, 1999. Beginning January 1, 2000, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price for gas produced in any quarter after the Primary Term.

The Index Price for any quarter is a weighted average price determined by reference to the Fixed Price component, which was given a 66 2/3% weighting during the Primary Term, and will be given no weight thereafter, and a Variable Price component, which was given a 33 1/3% weighting during the Primary Term and will be given a 100% weighting as of January 1, 2000. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.23 per mcf for calendar year 1997, $3.39 per mcf for 1998 and $3.56 per mcf for 1999. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month,
(ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. Beginning as of January 1, 2000, the applicable

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

purchase price under the Gas Purchase Contract will be determined solely by reference to the Variable Price component.

Under a standby performance agreement Eastern American has agreed to make payments under the Gas Purchase Contract to the extent such payments are not made by Eastern Marketing. In addition, Eastern Marketing's performance is secured by a standby Letter of Credit which originally was in the face amount of $15 million, declined to $3 million on June 30, 1999 and will decline to an amount equal to the lesser of (i) the remaining undrawn face amount thereof as of such date or (ii) $3 million.

6.    TREASURY OBLIGATIONS:

The Treasury Obligations are directly owned by the Unitholders and are not part of the Trust Corpus. The Treasury Obligations are on deposit with the Trustee pursuant to the Deposit Agreement.

The high and low closing prices of the Treasury Obligations, which have a $1,000 face principal amount, as quoted in the over-the-counter market for United States Treasury Obligations, are as follows:

                                                       HIGH               LOW

            Quarter ended March 31, 1997             $339.92            $313.05
            Quarter ended June 30, 1997               365.00             311.02
            Quarter ended September 30, 1997          370.59             340.66
            Quarter ended December 31, 1997           401.21             365.12

            Quarter ended March 31, 1998             $431.88            $395.43
            Quarter ended June 30, 1998               456.29             425.35
            Quarter ended September 30, 1998          477.93             422.89
            Quarter ended December 31, 1998           487.34             443.40

            Quarter ended March 31, 1999             $481.88            $429.45
            Quarter ended June 30, 1999               448.70             407.50
            Quarter ended September 30, 1999          428.40             407.80
            Quarter ended December 31, 1999           425.30             401.10

      On December 31, 1999, 1998 and 1997, the closing price of the Treasury Obligations, as quoted on such market, was $403.30, $462.23 and $399.30, respectively.

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

The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants. Fixed gas prices were used during the Primary Term, which ended December 31, 1999. The gas prices used thereafter are based solely on the fourth quarter 1999 Variable gas price component.

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

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

7.    SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 1997 to December 31, 1999:

                                          ROYALTY     TERM       TOTAL
                                            NPI        NPI        NPI
                                          (MMCF)      (MMCF)     (MMCF)
                                         -------      ------     -------
      Balance, January 1, 1997            22,504      20,872      43,376

      Production                          (1,570)     (1,962)     (3,532)
      Revisions of previous estimates       (786)     (1,835)     (2,621)
                                         -------     -------     -------
      Balance, December 31, 1997          20,148      17,075      37,223

      Production                          (1,382)     (1,798)     (3,180)
      Revisions of previous estimates     (2,913)     (1,150)     (4,063)
                                         --------    --------    -------
      Balance, December 31, 1998          15,853      14,127      29,980

      Production                          (1,258)     (1,663)     (2,921)
      Revisions of previous estimates       (347)       (178)       (525)
                                         -------     -------     -------
      Balance, December 31, 1999          14,248      12,286      26,534
                                         =======     =======     =======

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

      The Trust's share of proved developed gas reserves are as follows:

                                          ROYALTY      TERM        TOTAL
                                            NPI         NPI         NPI
                                          (MMCF)      (MMCF)      (MMCF)
                                          ------------------------------
      December 31, 1997                   20,148      17,075      37,223
                                          ======      ======      ======
      December 31, 1998                   15,853      14,127      29,980
                                          ======      ======      ======
      December 31, 1999                   14,248      12,286      26,534
                                          ======      ======      ======

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
Reserves:

       The following is the standardized measure of discounted future net cash flows as of December 31, 1999 (in thousands):

                                         ROYALTY      TERM       TOTAL
                                           NPI         NPI        NPI
                                         -------     -------    --------
      Future cash inflows                $61,045     $46,551    $107,596
      Future production taxes             (3,349)     (2,125)     (5,474)
      Future production costs            (11,732)     (4,793)    (16,525)
                                         -------     -------    --------
      Future net cash inflows             45,964      39,633      85,597
      10% discount factor                (25,722)    (15,567)    (41,289)
                                         -------     -------    --------
      Standardized measure of
         discounted future net cash
         flows                           $20,242     $24,066     $44,308
                                         =======     =======    ========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

      The following is the standardized measure of discounted future net cash flows as of December 31, 1998 (in thousands):

                                         ROYALTY      TERM       TOTAL
                                           NPI         NPI        NPI
                                         -------     -------    --------
      Future cash inflows                $58,099     $46,365    $104,464
      Future production taxes             (3,188)     (2,126)     (5,314)
      Future production costs            (11,033)     (4,820)    (15,853)
                                         -------     -------    --------
      Future net cash inflows             43,878      39,419      83,297
      10% discount factor                (24,259)    (15,713)    (39,972)
                                         -------     -------    --------
      Standardized measure of discounted
            future net cash flows        $19,619     $23,706     $43,325
                                         =======     =======    ========

         The following is the standardized measure of discounted future net cash flows as of December 31, 1997 (in thousands):

                                         ROYALTY      TERM       TOTAL
                                           NPI         NPI        NPI
                                         -------     -------    --------
      Future cash inflows                $82,520     $64,253    $146,773
      Future production taxes             (4,470)     (2,946)     (7,416)
      Future production costs            (12,335)     (5,460)    (17,795)
                                         -------     -------    --------
      Future net cash inflows             65,715      55,847     121,562
      10% discount factor                (38,117)    (23,427)    (61,544)
                                         -------     -------    --------
      Standardized measure of discounted
               future net cash flows     $27,598     $32,420     $60,018
                                         =======     =======    ========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

     Changes in Standardized Measure of Discounted Future Net Cash Flows:

     The following schedule reconciles the changes during 1997, 1998 and 1999 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

                                               ROYALTY      TERM        TOTAL
                                                  NPI        NPI         NPI
                                               --------    --------    --------
   Standardized measure, January 1, 1997       $ 28,815    $ 34,786    $ 63,601

   Net proceeds to the Trust                     (5,464)     (4,630)    (10,094)
   Revisions of previous estimates               (1,267)     (2,959)     (4,226)
   Accretion of discount                          2,882       3,479       6,361
   Net change in price and production costs       3,059       2,763       5,822
   Other                                           (427)     (1,019)     (1,446)
                                               --------    --------    --------
   Standardized measure, December 31, 1997     $ 27,598    $ 32,420    $ 60,018

   Net proceeds to the Trust                     (4,781)     (4,261)     (9,042)
   Revisions of previous estimates               (4,210)     (1,662)     (5,872)
   Accretion of discount                          2,760       3,242       6,002
   Net change in price and production costs      (3,139)     (2,555)     (5,694)
   Other                                          1,391      (3,478)     (2,087)
                                               --------    --------    --------
   Standardized measure, December 31, 1998     $ 19,619    $ 23,706    $ 43,325

   Net proceeds to the Trust                     (4,578)     (3,947)     (8,525)
   Revisions of previous estimates                 (579)       (301)       (880)
   Accretion of discount                          1,962       2,371       4,333
   Net change in price and production costs       3,280       2,801       6,081
   Other                                            538        (564)        (26)
                                               --------    --------    --------
Standardized measure, December 31, 1999        $ 20,242    $ 24,066    $ 44,308
                                               ========    ========    ========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                   ----------

8.    QUARTERLY FINANCIAL DATA (UNAUDITED):
      ------------------------------------

The following is a summary of royalty income and distributable income declared per unit by quarter in 1999, 1998 and 1997 (all amounts in thousands except Distributable income per unit):

     1999                         MAR 31   JUNE 30   SEPT 30    DEC 31    TOTAL
                                 -------   -------   -------   -------   -------
Royalty income                   $ 2,361   $ 2,229   $ 2,636   $ 2,453   $ 9,679

Distributable income             $ 2,109   $ 1,931   $ 2,453   $ 2,069   $ 8,562

Distributable income per unit    $ .3574   $ .3274   $ .4157   $ .3507   $1.4512


     1998                         MAR 31   JUNE 30   SEPT 30    DEC 31    TOTAL
                                 -------   -------   -------   -------   -------
Royalty income                   $ 2,747   $ 2,471   $ 2,525   $ 2,475   $10,218

Distributable income             $ 2,745   $ 2,463   $ 2,142   $ 2,073   $ 9,423

Distributable income per unit    $ .4652   $ .4174   $ .3631   $ .3514   $1.5971


     1997                         MAR 31   JUNE 30   SEPT 30    DEC 31    TOTAL
                                 -------   -------   -------   -------   -------
Royalty income                   $ 2,934   $ 3,122   $ 2,761   $ 2,500   $11,317

Distributable income             $ 2,450   $ 2,696   $ 2,556   $ 2,101   $ 9,803

Distributable income per unit    $ .4152   $ .4569   $ .4334   $ .3562   $1.6617