Form 10-K405/A
period 1999-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2000-04-18
CIK 895474

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 1O-K/A

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

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 14TH DAY OF APRIL, 2000.

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

                                February 22, 2000

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

Eastern American Natural Gas Trust
February 22, 2000
Page 2

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

Eastern American Natural Gas Trust
February 22, 2000
Page 3

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

Eastern American Natural Gas Trust
February 22, 2000
Page 4

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

Eastern American Natural Gas Trust
February 22, 2000
Page 5

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

Eastern American Natural Gas Trust
February 22, 2000
Page 6

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

Eastern American Natural Gas Trust
February 22, 2000
Page 7

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


PricewaterhouseCooper LLP

Denver, Colorado
March 15, 2000

                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                        as of December 31, 1999 and 1998

                                  ----------



                                                   1999              1998
                                               ------------      ------------
ASSETS
   Cash ..................................     $      1,522      $      1,483
   Net Proceeds Receivable ...............        2,162,576         2,187,489
   Net Profits Interests in Gas Properties       93,162,180        93,162,180
   Accumulated amortization...............      (40,074,901)      (34,341,682)
                                               ------------      ------------
      Total assets .......................     $ 55,251,901      $ 61,009,470
                                               ============      ============

LIABILITIES AND TRUST CORPUS

   Trust General and administrative
      Expenses payable ...................     $     95,041      $    115,930
   Distributions payable .................        2,069,057         2,073,042
   Trust Corpus (5,900,000 trust units
      authorized and outstanding) ........       53,087,803        58,820,498
                                               ------------      ------------
      Total Liabilities and Trust Corpus..     $ 55,251,901      $ 61,009,470
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