Form 10-Q
period 2000-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2000-05-15
CIK 895474

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (312) 461-4662
              (Registrant"s telephone number, including area code)

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
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31

                                                       2000             1999
                                                    -----------     -----------
Royalty Income ..................................   $ 2,216,319     $ 2,361,453

Operating Expenses:
        Taxes on production and property ........       151,537         160,088
        Operating cost charges ..................       122,168         123,769
                                                    -----------     -----------
           Total Operating Expenses .............       273,705         283,857
                                                    -----------     -----------
Net Proceeds to the Trust .......................     1,942,614       2,077,596

General and Administrative Expenses .............      (181,944)       (159,703)

Interest Income .................................         2,005           1,489

Cash Proceeds on Sale of Net Profits Interests ..             0         189,286
                                                    -----------     -----------

           Distributable Income .................   $ 1,762,675     $ 2,108,668
                                                    ===========     ===========
Distributable Income Per Unit
   (5,900,000 units authorized and outstanding) .   $    0.2988     $    0.3574
                                                    ===========     ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                   MARCH 31, 2000        DECEMBER 31, 1999
                                                   --------------        -----------------
                                                     (UNAUDITED)
Assets:

   Cash .........................................   $      2,005            $      1,522
   Net Proceeds Receivable ......................      1,942,614               2,162,576
   Net Profits Interests in Gas Properties ......     93,162,180              93,162,180
   Accumulated Amortization .....................    (41,490,675)            (40,074,377)
                                                    ------------            ------------
      Total Assets ..............................   $ 53,616,124            $ 55,251,901
                                                    ============            ============

Liabilities and Trust Corpus:

   Trust General and Administrative Expenses
      Payable ...................................   $    181,944            $     95,041

   Distributions Payable ........................      1,762,675               2,069,057

   Trust Corpus (5,900,000) Trust Units
      authorized and outstanding) ...............     51,671,505              53,087,803
                                                    ------------            ------------

      Total Liabilities and Trust Corpus ........   $ 53,616,124            $ 55,251,901
                                                    ============            ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENT OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                               THREE MONTHS        THREE MONTHS
                                                   ENDED               ENDED
                                              MARCH 31, 2000      MARCH 31, 1999
                                              --------------      --------------

Trust Corpus, Beginning of Period ......       $ 53,087,803        $ 58,820,498
Distributable Income ...................          1,762,675           2,108,668
Distributions Payable to Unitholders ...         (1,762,675)         (2,108,668)
Amortization of Net Profits
   Interests in Gas Properties .........         (1,416,298)         (1,462,450)
                                               ------------        ------------

Trust Corpus, End of Period ............       $ 51,671,505        $ 57,358,048
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

NOTE 2.  Basis of Presentation

   The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

                       EASTERN AMERICAN NATURAL GAS TRUST

NOTE 3.  Trust Accounting Policies

   The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders. Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders before application of those Unitholders' additional expenses, if any, for depletion, interest expense, and income taxes. The Trust uses the accrual basis to recognize revenue, with Royalty Income recognized as reserves are extracted from properties and sold. Expenses are also presented on an accrual basis. Actual cash receipts will vary from the accrual of revenues due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Net Profits Interests, to distribute the cash proceeds to Unitholders which the Trust receives in respect of the Net Profits Interests (net of Trust expenses), and to perform certain administrative functions in respect of the Net Profits Interests and the Depositary Units. Accordingly, the Trust derives substantially all of its income and cash flows from the Net Profits Interests. The Trust has no source of liquidity or capital resources other than the cash flows from the Net Profits Interests.

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

   The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to "Chargeable Costs" for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The "Operating Cost Charge" for 1999 was based on an annual rate of $496,656, and for 2000 this annual rate is $488,672. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge was not increased as Development Wells were completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

   Pursuant to the Gas Purchase Contract, through December 31, 1999 (the "Primary Term"), Eastern Marketing Corporation was obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, and the Floor Price, as defined below. Beginning on January 1, 2000, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price.

   The Index Price for any quarter subsequent to the Primary Term, which expired December 31, 1999, is determined solely by reference to the Variable Price component, as defined below. Prior to December 31, 1999, the Index Price for any quarter was a weighted average price determined by reference to the Fixed Price component, which was given a 66 2/3% weighting and a Variable Price component, which was given a 33 1/3% weighting. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.39 per Mcf for 1998 and $3.56 per Mcf for 1999. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contact settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contracts is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

   Accordingly, the Index Price payable to the Trust for production on and after January 1, 2000 may be higher or lower than the price paid to the Trust during the Primary Term, based on natural gas futures prices during the relevant calculation period. The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to it's unit holders.

   Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2000, an additional volume of 7,820 Mcf was delivered to the Trust, as compared to 9,935 Mcf for the quarter ended March 31, 1999. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 1999 for a more complete description of the Development Wells.)

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000 AND THREE MONTHS ENDED MARCH 31, 1999

     The Trust's distributable income was $1,762,675 for the three months ended March 31, 2000 as compared to $2,108,668 for the three months ended March 31, 1999. This decrease was due in part, to a decrease in Cash Proceeds on Sale of Net Profits Interest together with a decline in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2000 (708
Mmcf) as compared to the three months ended March 31, 1999 (745 Mmcf). This decline in production is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells in previous periods. The decrease was also due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.134 per Mcf for the three months ended March 31, 2000; $3.168 per Mcf for the three months ended March 31, 1999). The distributable income includes no Cash Proceeds on Sale of Net Profits Interest for the quarter ended March 31, 2000, as compared to $189,286 of Cash Proceeds on Sales of Net Profits Interest included in the quarter ended March 31, 1999.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.134 per Mcf for the three months ended March 31, 2000 and $3.168 per Mcf for the three months ended March 31, 1999. The price per Mcf was lower for the three months ended March 31, 2000 than for the corresponding three month period ending March 31, 1999 due to the expiration of the Fixed Price component (no Fixed Price component for the three months ended March 31, 2000; $3.56 per Mcf for the three months ended March 31, 1999). This decrease in price was offset by an increase in the Variable Price component established by the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.549 per Dth for the three months ended March 31, 2000; $1.870 per Dth for the three months ended March 31, 1999).

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

            None.

ITEM 2.  Changes in Securities.

            None.

ITEM 3.  Defaults Upon Senior Securities.

            None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

            None.

ITEM 5.  Other Information.

      For the calendar quarter ended March 31, 2000, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $443.70 and $396.70 respectively. On March 31, 2000 the closing price of the Treasury Obligations, as quoted on such market, was $443.70.

ITEM 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibits

                 None

            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EASTERN AMERICAN NATURAL GAS TRUST

                                By: Bank of Montreal Trust Company, Trustee

                                /s/ ROBERT FOLTZ
                                Name: Robert Foltz
                                Title: Vice President


Date: May 12, 2000

      The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.