Form 10-Q
period 2000-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2000-08-14
CIK 895474

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                                BANK OF NEW YORK
                             2 NORTH LASALLE STREET
                             CHICAGO, ILLINOIS 60606
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 827-8560
              (Registrant"s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X}            No [ ]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                JUNE 30                          JUNE 30
                                                       --------------------------      ---------------------------
                                                          2000            1999            2000             1999
                                                       ----------      ----------      ----------       ----------
Royalty Income .....................................   $4,793,363      $4,590,717      $2,577,044       $2,229,264

Operating Expenses:
         Taxes on production and property ..........      325,745         310,273         174,208          150,185
         Operating cost charges ....................      244,336         247,538         122,168          123,769
                                                       ----------      ----------      ----------       ----------
              Total Operating Expenses .............      570,081         557,811         296,376          273,954
                                                       ----------      ----------      ----------       ----------
Net Proceeds to the Trust ..........................    4,223,282       4,032,906       2,280,668        1,955,310

General and Administrative Expenses ................     (274,876)       (278,757)        (92,932)        (119,054)

Interest Income ....................................        4,449           2,980           2,444            1,491

Cash Proceeds on Sale of Net Profits Interests .....            0         282,944               0           93,658
                                                       ----------      ----------      ----------       ----------
              Distributable Income .................   $3,952,855      $4,040,073      $2,190,180       $1,931,405
                                                       ==========      ==========      ==========       ==========
Distributable Income Per Unit (5,900,000
         units authorized and outstanding) .........   $   0.6700      $   0.6848      $   0.3712       $   0.3274
                                                       ==========      ==========      ==========       ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                JUNE 30, 2000  DECEMBER 31, 1999
                                                -------------  -----------------
                                                 (UNAUDITED)
Assets:

   Cash .....................................   $      2,444      $      1,522
   Net Proceeds Receivable ..................      2,280,668         2,162,576
   Net Profits Interests in Gas Properties ..     93,162,180        93,162,180
   Accumulated Amortization .................    (42,864,710)      (40,074,377)
                                                ------------      ------------
      Total Assets ..........................   $ 52,580,582      $ 55,251,901
                                                ============      ============
Liabilities and Trust Corpus:

   Trust General and Administrative
      Expenses Payable ......................   $     92,932      $     95,041
   Distributions Payable ....................      2,190,180         2,069,057
   Trust Corpus (5,900,000 Trust Units
      authorized and outstanding) ...........     50,297,470        53,087,803
                                                ------------      ------------
      Total Liabilities and Trust Corpus ....   $ 52,580,582      $ 55,251,901
                                                ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENT OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                                 SIX MONTHS         SIX MONTHS
                                                    ENDED              ENDED
                                                JUNE 30, 2000      JUNE 30, 1999
                                                 ------------      ------------

Trust Corpus, Beginning of Period ..........     $ 53,087,803      $ 58,820,498
Distributable Income .......................        3,952,855         4,040,073
Distributions Payable to Unitholders .......       (3,952,855)       (4,040,073)
Amortization of Net Profits Interests
in Gas Properties ..........................       (2,790,333)       (2,810,289)
                                                 ------------      ------------
Trust Corpus, End of Period ................     $ 50,297,470      $ 56,010,209
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

    Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust. Consequently, the Bank of New York serves as Trustee.

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

NOTE 2.  Basis of Presentation

The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read

                       EASTERN AMERICAN NATURAL GAS TRUST
in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended June 30, 2000, an additional volume of 6,625 Mcf was delivered to the Trust, as compared to 7,820 Mcf for the quarter ended June 30, 1999. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 1999 for a more complete description of the Development Wells.)

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000 AND THREE MONTHS ENDED JUNE 30, 1999

     The Trust's distributable income was $2,190,180 for the three months ended June 30, 2000 as compared to $1,931,405 for the three months ended June 30, 1999. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.740 per Mcf for the three months ended June 30, 2000; $3.243 per Mcf for the three months ended June 30,
1999). Production of gas attributable to the Net Profits Interest remained unchanged for the three months ended June 30, 2000 (687 Mmcf) as compared to the three months ended June 30, 1999 (687 Mmcf). The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the quarter ended June 30, 2000, as compared to $93,658 of Cash Proceeds on Sales of Net Profits Interests included in the quarter ended June 30, 1999.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.740 per Mcf for the three months ended June 30, 2000 and $3.243 per Mcf for the three months ended June 30, 1999. The price per Mcf was higher for the three months ended June 30, 2000 than for the corresponding three month period ended June 30, 1999 due to an increase in the Variable Price component established by the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.100 per Dth for the three months ended June 30, 2000; $2.075 per Dth for the three months ended June 30, 1999). Due to the expiration of the Primary Term on December 31, 1999, there was no Fixed Price component for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 ($3.560).

COMPARISON OF RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000 AND SIX MONTHS ENDED JUNE 30, 1999

     The Trust's distributable income was $3,952,855 for the six months ended June 30, 2000 as compared to $4,040,073 for the six months ended June 30, 1999. This decrease was due in part, to a decrease in Cash Proceeds on Sale of Net Profits Interest together with a decline in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2000 (1,395 Mmcf) as compared to the six months ended June 30, 1999 (1,432 Mmcf). This decline in production is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells in previous periods. The decrease was partially offset by an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.437 per Mcf for the six months ended June 30, 2000; $3.206 per Mcf for the six months ended June 30,
1999). The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the six months ended June 30, 2000, as compared to $282,944 of Cash Proceeds on Sales of Net Profits Interests included in the six months ended June 30, 1999.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.437 per Mcf for the six months ended June 30, 2000 and $3.206 per Mcf for the six months ended June 30, 1999. The price per Mcf was higher for the six months ended June 30, 2000 than for the corresponding six month period ending June 30, 1999 due to an increase in the Variable Price component established by the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.8245 per Dth for the six months ended June 30, 2000; $1.9725 per Dth for the six months ended June 30, 1999). Due to the expiration of the Primary Term on December 31, 1999, there was no Fixed Price component for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 ($3.560).

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

           None.

ITEM 2.  Changes in Securities.

           None.

ITEM 3.  Defaults Upon Senior Securities.

           None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

           None.

ITEM 5.  Other Information.

      For the calendar quarter ended June 30, 2000, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $454.70 and $420.40 respectively. On June 30, 2000 the closing price of the Treasury Obligations, as quoted on such market, was $450.50.

ITEM 6.  Exhibits and Reports on Form 8-K.

           (a)   Exhibits

                 None

           (b)   Reports on Form 8-K

                 Noreports on Form 8-K were filed during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EASTERN AMERICAN NATURAL GAS TRUST

                                            By: Bank of New York, Trustee

                                            /s/    ROBERT FOLTZ
                                            Name:  Bank of New York
                                            Title: Vice President

Date: August 14, 2000

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.