Form 10-Q
period 2000-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2000-11-13
CIK 895474

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes [X]      No [ ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)


                                                           NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                              SEPTEMBER 30                         SEPTEMBER 30

                                                         2000               1999               2000               1999
                                                     -----------        -----------        -----------        -----------
Royalty Income ...................................   $ 7,883,492        $ 7,226,696        $ 3,090,129        $ 2,635,979

Operating Expenses:
  Taxes on production and property ...............       534,262            493,517            208,517            183,244
  Operating cost charges .........................       366,504            370,320            122,168            122,782
                                                     -----------        -----------        -----------        -----------
    Total Operating Expenses .....................       900,766            863,837            330,685            306,026
                                                     -----------        -----------        -----------        -----------

Net Proceeds to the Trust ........................     6,982,726          6,362,859          2,759,444          2,329,953

General and Administrative Expenses ..............      (398,143)          (377,875)          (123,267)           (99,118)

Interest Income ..................................         7,318              4,509              2,869              1,529

Cash Proceeds on Sale of Net Profits Interests ...             0            503,434                  0            220,490
                                                     -----------        -----------        -----------        -----------
    Distributable Income .........................   $ 6,591,901        $ 6,492,927        $ 2,639,046        $ 2,452,854
                                                     ===========        ===========        ===========        ===========

Distributable Income Per Unit (5,900,000
  units authorized and outstanding) ..............   $    1.1173        $    1.1005        $    0.4473        $    0.4157
                                                     ===========        ===========        ===========        ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                 SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                    ------------         ------------
                                                     (UNAUDITED)

Assets:

      Cash ......................................   $      2,869         $      1,522
      Net Proceeds Receivable ...................      2,759,444            2,162,576
      Net Profits Interests in Gas Properties ...     93,162,180           93,162,180
      Accumulated Amortization ..................    (44,182,384)         (40,074,377)
                                                    ------------         ------------
           Total Assets .........................   $ 51,742,109         $ 55,251,901
                                                    ============         ============

Liabilities and Trust Corpus:

      Trust General and Administrative
           Expenses Payable .....................   $    123,267         $     95,041
      Distributions Payable .....................      2,639,046            2,069,057
      Trust Corpus (5,900,000 Trust Units
           authorized and outstanding) ..........     48,979,796           53,087,803
                                                    ------------         ------------
           Total Liabilities and Trust Corpus ...   $ 51,742,109         $ 55,251,901
                                                    ============         ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENT OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)


                                           NINE MONTHS            NINE MONTHS
                                              ENDED                  ENDED
                                       SEPTEMBER 30, 2000     SEPTEMBER 30, 1999
                                          ------------           ------------

Trust Corpus, Beginning of Period .....   $ 53,087,803           $ 58,820,498
Distributable Income ..................      6,591,901              6,492,927
Distributions Payable to Unitholders ..     (6,591,901)            (6,492,927)
Amortization of Net Profits Interests
  in Gas Properties ...................     (4,108,007)            (4,337,580)
                                          ------------           ------------
Trust Corpus, End of Period ...........   $ 48,979,796           $ 54,482,918
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

NOTE 2.  Basis of Presentation

   The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The

                       EASTERN AMERICAN NATURAL GAS TRUST
accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

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

   Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2000, an additional volume of 6,625 Mcf was delivered to the Trust, as compared to 7,820 Mcf for the quarter ended September 30, 1999. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 1999 for a more complete description of the Development Wells.)

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Trust's distributable income was $2,639,046 for the three months ended September 30, 2000 as compared to $2,452,854 for the three months ended September 30, 1999. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($4.668 per Mcf for the three months ended September 30, 2000; $3.386 per Mcf for the three months ended September 30, 1999). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2000 (658 Mmcf) as compared to the three months ended September 30, 1999 (778 Mmcf). The decline in production is partially attributable to natural production declines, the required plugging and abandonment of certain wells in previous periods and the shut in of various pipelines for routine maintenance which was performed in the quarter ended September 30, 2000 as compared to the quarter ended June 30, 1999 of the prior year. The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the quarter ended September 30, 2000, as compared to $220,490 of Cash Proceeds on Sales of Net Profits Interests included in the quarter ended September 30, 1999.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $4.668 per Mcf for the three months ended September 30, 2000 and $3.386 per Mcf for the three months ended September 30, 1999. The price per Mcf was higher for the three months ended September 30, 2000 than for the corresponding three month period ended September 30, 1999 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.944 per Dth for the three months ended September 30, 2000; $2.465 per Dth for the three months ended September 30, 1999). Due to the expiration of the Primary Term on December 31, 1999, there was no Fixed Price component for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 ($3.560).

COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Trust's distributable income was $6,591,901 for the nine months ended September 30, 2000 as compared to $6,492,927 for the nine months ended September 30, 1999. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.847 per Mcf for the nine months ended September 30, 2000; $3.266 per Mcf for the nine months ended September 30, 1999). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2000 (2,053 Mmcf) as compared to the nine months ended September 30, 1999 (2,211 Mmcf). The decline in production is partially attributable to the natural declines in production and the required plugging and abandonment of certain wells in previous periods. The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the nine months ended September 30, 2000, as compared to $503,434 of Cash Proceeds on Sales of Net Profits Interests included in the nine months ended September 30, 1999.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.847 per Mcf for the nine months ended September 30, 2000 and $3.266 per Mcf for the nine months ended September 30, 1999. The price per Mcf was higher for the nine months ended September 30, 2000 than for the corresponding nine month period ending September 30, 1999 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.198 per Dth for the nine months ended September 30, 2000; $2.137 per Dth for the nine months ended September 30, 1999). Due to the expiration of the Primary Term on December 31, 1999, there was no Fixed Price component for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 ($3.560).

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

            None.

ITEM 2.  Changes in Securities.

            None.

ITEM 3.  Defaults Upon Senior Securities.

            None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

            None.

ITEM 5.  Other Information.

      For the calendar quarter ended September 30, 2000, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $474.10 and $447.80 respectively. On September 30, 2000 the closing price of the Treasury Obligations, as quoted on such market, was $465.20.

ITEM 6.  Exhibits and Reports on Form 8-K.

            (a)   Exhibits

                  None

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.

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

Date: November 13, 2000

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.