Form 10-K405
period 2000-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2001-04-02
CIK 895474

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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


                                Bank of New York
                             2 North Lasalle Street
                             Chicago, Illinois 60606
               (Address of principal executive office) (Zip Code)

                                 (312) 827-8560
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
    Title of Each Class                                  On Which Registered
----------------------------                           -----------------------
Units of Beneficial Interest                           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The aggregate market value of the 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust held by non-affiliates of the registrant at the closing sales price on March 15, 2001 of $16.85 was approximately $99 million.

    As of March 15, 2001, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

    Documents Incorporated By Reference:     None

                                TABLE OF CONTENTS

                                     PART I

Item  1. Business .......................................................................................1
         Description of the Trust .......................................................................1
         The Net Profits Interests ......................................................................2
         The Underlying Properties ......................................................................6
         Competition and Markets ........................................................................8
         Regulation of Natural Gas ......................................................................8
         Environmental Regulation ...................................................................... 8
         Description of Trust Units and Depositary Units ................................................9
         Federal Income Tax Matters ....................................................................11
         State Tax Considerations ......................................................................17
Item  2. Properties ....................................................................................18
Item  3. Legal Proceedings .............................................................................18
Item  4. Submission of Matters to a Vote of Unitholders ................................................18

                                     PART II

Item  5. Market for the Registrant's Common Equity
                  and Related Matters ................................................................. 19
Item  6. Selected Financial Data .......................................................................19
Item  7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................................20
Item  8. Financial Statements and Supplementary Data ...................................................22
Item  9. Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ..................................................22

                                    PART III

Item  10.Directors and Executive Officers of the Registrant ............................................23
Item  11.Executive Compensation ........................................................................23
Item  12.Security Ownership of Certain Beneficial Owners
                  and Management .......................................................................23
Item  13.Certain Relationships and Related Transactions ................................................23
Item  14.Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K. .................................................................23

 SIGNATURES.............................................................................................25

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

    The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2000 was $55,203. The total of all Trustee fees and Trust administrative expenses for 2000 was $259,848, such cost could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2000, the Trust paid Eastern American an overhead reimbursement of $267,180, which will increase by 3.5% per year, payable quarterly.

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

    The Royalty NPI is not limited in term. Under the Trust Agreement, the Trustee is directed to sell the Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from such sale will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2000, 15,574 MMcf of such gas had been produced.

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

    "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The Operating Cost Charge for 2000 was $488,672, for 1999 was $493,102, and for 1998 was $474,183. In 2001 and subsequent years, the Operating Cost Charge will escalate based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs are defined as Eastern American's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on Eastern American's or the Trust's interests in the Underlying Properties, or production therefrom.

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

    Pursuant to the Gas Purchase Contract, through December 31, 1999 (the "Primary Term"), Eastern Marketing was obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, or the Floor Price, as defined below. During 1999, the Floor Price was $3.09. Effective January 1, 2000, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price.

    The Index Price for any quarter subsequent to the Primary Term, which expired December 31, 1999, is determined solely by reference to the Variable Price component, as defined below. Prior to December 31, 1999, the Index Price for any quarter was a weighted average price determined by reference to the Fixed Price component, which was given a 66 2/3% weighting and a Variable Price component, which was given a 33 1/3% weighting during the Primary Term. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.39 per Mcf for calendar year 1998 and $3.56 per Mcf for 1999. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

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

PERFORMANCE SUPPORT FOR GAS PURCHASE CONTRACT

    Gas production attributable to the Net Profits Interests will be purchased by Eastern Marketing pursuant to the Gas Purchase Contract, which expires upon the liquidation date of the Trust. Eastern American has agreed to make payment under a standby performance agreement to the extent such payments are not made by Eastern Marketing under the Gas Purchase Contract.

DISTRIBUTIONS AND INCOME COMPUTATIONS

     The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on or before the 10th day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 2000 were $0.30, $0.37, $0.45, and $0.54 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

                            THE UNDERLYING PROPERTIES

GENERAL

    The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2000, such properties consisted of 681 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2000, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 26,467 MMcf. (See "Reserves").

     The Appalachian Basin is a mature producing region with well known geologic characteristics. Substantially all of the wells comprising the Underlying Properties are relatively shallow, ranging from 2,500 to 5,500 feet, and many are completed to multiple producing zones. In general, the wells to which the Underlying Properties relate are proved producing properties with stable production profiles and generally long-lived production, often with total projected economic lives in excess of 25 years. Once drilled and completed, ongoing operating and maintenance requirements are low and only minimal, if any, capital expenditures are typically required.

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

RESERVES

    PROVED RESERVES OF UNDERLYING PROPERTIES AND NET PROFITS INTERESTS. The following table sets forth, as of December 31, 2000, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2000 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10%. A copy of the Reserve Report is included as Exhibit A hereto.

                                                 Proved Gas Reserves

                                       ----------------------------------------                        Discounted
                                                          (MMcf)                   Estimated           Estimated
                                                                                   Future Net          Future Net
                                          Developed     Undeveloped    Total       Revenues(2)         Revenues(2)
                                       --------------   ------------  ------      -----------         -----------

                                                                                        (Dollars
in thousands)

Underlying Properties(1).................. 47,434           0         47,434         $217,839         $89,757
                                           ======         ====        ======         ========         =======

Net Profits Interests:
         Royalty NPI...................... 14,983           0         14,983         $83,216          $35,074
         Term NPI......................... 11,484           0         11,484          63,779           39,646
                                           ------         ----        ------         -------          -------

              Total .....................  26,467           0         26,467         $146,995         $74,720
                                           ======         ====        ======         ========         =======

------------------------

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

DEFINITIONS

    As used herein, the following terms have the meanings indicated: "Mcf" means thousand cubic feet of gas, "MMcf" means million cubic feet of gas, "Bbl" means barrel (approximately 42 U.S. gallons), and "MBbl" means thousand barrels, "Btu" means British thermal units and MMBtu" means million British thermal units .

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

    SUPERFUND. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed or arranged for the disposal of, the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of their operations, the operators of the Underlying Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". Eastern American or the previous operator of the Underlying Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed.

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

                 DESCRIPTION OF TRUST UNITS AND DEPOSITARY UNITS

    The following information is subject to the detailed provisions of the Deposit Agreement entered into by Eastern American, the Trustee, and Bank of Montreal Trust Company, or the Bank of New York subsequent to May 8, 2000, as Depositary (the "Depositary") and all holders from time to time of Depositary Units (the "Deposit Agreement"), which is incorporated by reference as an exhibit to this Form 10-K and is available upon request.

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

    At the issuance of the Depositary Units, the Trust obtained an opinion of counsel, based on certain representations and subject to certain qualifications, that, for Federal income tax purposes, (a) the Trust will be taxed as a grantor trust and not as an association taxable as a corporation, (b) the Term NPI will be taxed as a production payment, (c) the income from the Royalty NPI will be royalty income subject to the allowance for depletion, and (d) a Unitholder will be eligible to claim Section 29 Credits with respect to certain sales of gas production attributable to the Royalty NPI. The Trustee has reported the operations of the Trust consistent with these opinions.

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

   Under current market conditions, it is anticipated that total distributable cash will exceed taxable income through 2004. After 2004, taxable income will exceed distributable cash, and the amount of such excess could be significant. Such estimates are based on numerous assumptions as to the allocation of a Unitholder's purchase price and the amount and treatment of operating costs, development costs, Trust administrative expenses, production estimates and depletion. No assurance can be given that the estimates will prove to be correct, and the actual percentages could be materially higher or lower.

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

Item 3.     LEGAL PROCEEDINGS.

    None

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

    There were no matters submitted to a vote of Unitholders during the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

    The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT". The high and low prices and distributions paid during the quarters in the three-year period ended December 31, 2000 were as follows:

                       Quarter
                       -------                                                        Distributions
                                                           High             Low           Paid
                                                           ----             ---           ----
    1998:
    -----
    First (to March 31, 1998)                          $   20 1/8       $    17 5/16    $   0.47
    Second (to June 30, 1998)                          $   17 7/8       $    16 3/4     $   0.42
    Third (to September 30, 1998)                      $   17 1/2       $    15 1/4     $   0.36
    Fourth (to December 31, 1998)                      $   16 15/16     $    13 7/8     $   0.35

    1999:
    -----
    First (to March 31, 1999)                          $   15 3/8       $    13 1/2     $   0.36
    Second (to June 30, 1999)                          $   14 7/8       $    13 1/2     $   0.33
    Third (to September 30, 1999)                      $   14 1/4       $    13 1/8     $   0.42
    Fourth (to December 31, 1999)                      $   13 3/16      $     9 3/4     $   0.35

    2000:
    -----
    First (to March 31, 2000)                          $   13 5/16      $    10 3/8     $   0.30
    Second (to June 30, 2000)                          $   14 5/16      $    12 3/16    $   0.37
    Third (to September 30, 2000)                      $   15 3/8       $    13 15/16   $   0.45
    Fourth (to December 31, 2000)                      $   16 3/4       $    14 9/16    $   0.54

    At March 15, 2001, the 5,900,000 Depositary Units outstanding were held by approximately 365 Unitholders of record.

    With respect to the Treasury Obligations, the high and low asked prices per $1,000 face amount for the period from October 1, 2000 to December 31, 2000 were $515.00 and $460.90, respectively. The closing asked price on December 31, 2000 was $509.90 per $1,000 face amount.

ITEM 6.  SELECTED FINANCIAL DATA.

                                            December        December       December      December     December
                                            31, 2000        31, 1999       31, 1998      31, 1997     31, 1996
                                            --------        --------       --------      --------     --------

Distributable Income and other
    Distributions Declared..............  $9,776,735      $8,561,984     $9,422,675    $9,803,863  $10,387,436
Distributable Income and other
    Distributions Declared per unit....        $1.66           $1.45          $1.60         $1.66        $1.76

Total assets at year end................ $50,964,669     $55,251,901    $61,009,470   $66,535,828  $72,813,708

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

         The Trustee, its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (other than statements of historical fact). When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust. In addition, the Trust's future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward-looking statements. Some of these factors are described below. The Trustee disclaims any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

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

    During the Primary Term of the Trust, the Fixed Price component was consistently higher than the Variable Price component. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.39 per Mcf for the calendar year 1998 and $3.56 per Mcf for 1999. The corresponding Variable Price, was equal to $2.86 per Mcf for the calendar year 1998 and $2.82 per Mcf for 1999.

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

  During 1999, the Trust received proceeds for seven (7) wells in which the Trust owned a Net Profits Interest that were required to be plugged and abandoned by the coal lessee of the property upon which the wells were drilled since the wells interfered with proposed mining operations. The coal lessee had the right to cause these wells to be plugged and abandoned pursuant to an agreement entered into prior to the formation of the Trust. This prior agreement is a Permitted Encumbrance under the Conveyances and the Trust accepted its Net Profits Interest subject to this prior agreement. Pursuant to this prior agreement the coal lessee is required to pay for the wells it causes to be plugged and abandoned. During 1999, Eastern American received $559,371 pursuant to this agreement, of which 90%, or $503,434, was allocated to the Trust.

    During 1998, the Trust received proceeds for seven (7) additional wells in which the Trust owns a Net Profits Interest that were required to be plugged and abandoned by the coal lessee. During 1998, Eastern American received $931,637 in connection with these seven wells, of which 90%, or $838,474, was allocated to the Trust.

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

RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

    The Trust's total distributions declared per Unit were $1.66 for the twelve months ended December 31, 2000 as compared to $1.45 for the twelve months ended December 31, 1999. Such increase was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($4.27 per Mcf for the twelve months ended December 31, 2000; $3.31 per Mcf for the twelve months ended December 31, 1999). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the twelve months ended December 31, 2000 (2,717 MMcf) as compared to the twelve months ended December 31, 1999 (2,922 MMcf) together with a decrease in Cash Proceeds on Sale of Net Profits Interests. The production decreases were attributable to the natural production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells in previous periods. The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the twelve months ended December 31, 2000, as compared to $503,434 of Cash Proceeds for the twelve months ended December 31, 1999.

    The average price payable to the Trust for gas production attributable to the Net Profits Interests was $4.27 per Mcf for the twelve months ended December 31, 2000 as compared to $3.31 per Mcf for the twelve months ended December 31, 1999. The average price per Mcf was higher for the twelve months ended December 31, 2000 than the corresponding twelve month period ended December 31, 1999 due to an increase in the average spot market price for gas delivered at the Henry Hub, near Henry, Louisiana ($3.59 per MMBtu for the twelve months ended December 31, 2000; $2.26 per MMBtu for the twelve months ended December 31, 1999). Due to the expiration of the Primary Term on December 31, 1999, there is no Fixed Price component for the twelve months ended December 31, 2000 as compared to the twelve months ended December 31, 1999 ($3.56 per Mcf).

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

    The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.31 per Mcf for the twelve months ended December 31, 1999 compared to $3.21 per Mcf for the twelve months ended December 31, 1998. The price per Mcf was higher for the twelve months ended December 31, 1999 than for the corresponding prior twelve month period due to a higher Fixed Price component of the Index Price under the Gas Purchase Contract ($3.56 per Mcf for the twelve months ended December 31, 1999, compared to $3.39 per Mcf for the twelve months ended December 31, 1998). Such higher Fixed Price was attributable to the 5% annual escalation between years during the Primary Term. This increase was partially offset by a lower Variable Price component ($2.82 per Mcf for the twelve months ended December 31, 1999, compared to $2.86 per Mcf for the twelve months ended December 31, 1998). Such lower Variable Price was directly attributable to a decrease in the average futures spot market prices for gas delivered at the Henry Hub, near Henry, Louisiana ($2.26 per MMBtu for the twelve months ended December 31, 1999; $2.30 per MMBtu for the twelve months ended December 31, 1998).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                          Page in this Form 10-K

Financial Statements

     Report of Independent Accountants.................................................B-2
     Statements of Assets, Liabilities and Trust Corpus as of December 31,
         2000 and 1999.................................................................B-3
     Statements of Distributable Income for the years ended
         December 31, 2000, 1999 and 1998..............................................B-4
     Statements of Changes in Trust Corpus for the years ended
         December 31, 2000, 1999 and 1998..............................................B-5
     Notes to Financial Statements.....................................................B-6

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

ITEM 11. EXECUTIVE COMPENSATION.

     The Trust has no officers or directors, and is administered by the Trustee. For the years ended December 31, 2000, 1999 and 1998, the Trustee received $55,203, $65,378 and $66,614, respectively, as Trustee fees and $204,645,
$149,395 and $148,907, respectively, as reimbursement of legal, accounting, and other professional expenses for such services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)      Security Ownership of Certain Beneficial Owners.

     Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than five percent of the Units as of March 15, 2001.

     (b)      Security Ownership of Management.

     Not applicable.

     (c)      Changes in Control.

     The Trust knows of no arrangements, including the pledge of securities of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                             PAGE IN THIS FORM 10-K
                                                                             ----------------------
Reports

     Reserve Report of Ryder Scott Company, Independent
         Petroleum Engineers....................................................... A-1 - A-7

Financial Statements

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated:
     Report of Independent Accountants...............................................  B-2
     Statements of Assets, Liabilities and Trust Corpus as of December 31,
          2000 and 1999..............................................................  B-3
     Statements of Distributable Income for the years ended
          December 31, 2000, 1999 and 1998...........................................  B-4
     Statements of Changes in Trust Corpus for the years ended
          December 31, 2000, 1999 and 1998...........................................  B-5
     Notes to Financial Statements................................................. B-6 - B-17

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

                                                                                                  Exhibit

                                                                                                  NUMBER

 3.1     Second Amended and Restated Trust Agreement of Eastern
             American Natural Gas Trust............................................................. 3.1
 4.1     Specimen Depositary Receipt................................................................ 4.1
 4.2     Form of NPI Royalty Deposit Agreement...................................................... 4.2
10.1     Form of Conveyance.........................................................................10.1
10.2     Form of Term NPI Conveyance................................................................10.2
10.3     Form of Gas Purchase Contract between Eastern American
         Energy Corporation, Eastern American Marketing Corporation
         and Eastern American Natural Gas Trust.....................................................10.3
10.4     Form of Conveyance of Production Payment/Assignment of
         Production from Eastern American Natural Gas Trust to

         Eastern American Marketing Corporation.....................................................10.4
10.5     Form of Assignment and Standby Performance Agreement.......................................10.5



Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the year ended December 31, 2000.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 29TH DAY OF MARCH, 2001.

                                           EASTERN AMERICAN NATURAL GAS TRUST

                                           By:      Bank of New York, Trustee

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

        [Ryder Scott Company, Independent Petroleum Engineers Letterhead]

                                December 27, 2000

Eastern American Natural Gas Trust
Bank of New York
2 North LaSalle Street
Chicago, Illinois 60606

Gentlemen:

            Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust ("Trust") as of December 31, 2000. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (Eastern American). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

            The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2000 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2000 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                                            As of December 31, 2000
                                                             ------------------------------------------------
                                                                                Estimated           Present
                                                                                Future Net           Value

                                                               Gas             Cash Inflows          At 10%
                                                               (MMCF)              (M$)                (M$)
                                                             ---------          ---------           --------
Proved net developed and undeveloped
------------------------------------
Royalty NPI                                                     14,983             83,216             35,074
Term NPI                                                        11,484             63,779             39,646
                                                                ------             ------             ------
  Total                                                         26,467            146,995             74,720

Proved net developed
--------------------
Royalty NPI                                                     14,983             83,213             35,074
Term NPI                                                        11,484             63,779             39,646
                                                                ------             ------             ------
  Totals                                                        26,467            146,995             74,720

            Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2001 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by Eastern American. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and Eastern American will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, Eastern American requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. For purposes of this report, the "Term NPI" was limited to the 20 year period defined as the term by the Trust.

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

            In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2000 from this report are presented in the following table:

                                                                        As of December 31, 2000
                                                               --------------------------------------
                                                                Royalty           Term
                                                                  NPI              NPI        Totals
                                                               ---------         ------    ----------
TOTAL PROVED
------------
  Future Cash Inflows (M$)                                        83,216         63,779       146,995
  Future Costs
    Production (M$)                                                    0              0             0
    Development (M$)                                                   0              0             0
                                                                 -------        -------      --------
      Total Costs (M$)                                                 0              0             0

Future Net Cash Inflows

  Before Income Tax (M$)                                          83,216         63,779       146,995

Present Value at 10%
  Before Income Tax (M$)                                          35,074         39,646        74,720

                                                                        As of December 31, 2000
                                                               --------------------------------------
                                                                Royalty          Term
                                                                  NPI             NPI          Totals
                                                               ---------        -------      --------
Proved net developed reserves
-----------------------------
  Gas (MMCF)                                                      14,983         11,484        26,467

Proved net undeveloped reserves
-------------------------------
  Gas (MMCF)                                                           0              0             0

Total proved net reserves
-------------------------
  Gas (MMCF)                                                      14,983         11,484        26,467

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

            Eastern American furnished us gas prices in effect at December 31, 2000 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

            Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. Eastern American computed the "Variable" price under the gas contract as of December 31, 2000 as $5.554 per Mcf, utilizing $4.749 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

            Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities, which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. Eastern American informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, classification of wells for Section 29 Tax Credit, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through March, 2000. The projections were developed for the Eastern American reserve report effective July 1, 2000. Eastern American has advised Ryder Scott that there has been no material change in the performance of these wells and therefore the July 1, 2000 projections developed for the Eastern American report were mechanically adjusted to January 1, 2001 for use in this report.

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

                           Estimated Net Reserve Data
                         Certain Leasehold Interests of
                       Eastern American Energy Corporation
                             As of December 31, 2000

                                 SEC parameters

                                                     Proved

                           -------------------------------------------------------
                                                                        Total
                                Developed         Undeveloped           Proved
                           -----------------     -------------      --------------
Net Remaining Reserves
----------------------
Gas-MMCF                              47,434                 0             47,434

            The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $217,838,853 and $89,756,537, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

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

                               /s/ Larry T. Nelms P.E.

                               Larry T. Nelms P. E.
                              Senior Vice President

LTN:ph

                       EASTERN AMERICAN NATURAL GAS TRUST

                                   ----------


                              FINANCIAL STATEMENTS

                        as of December 31, 2000 and 1999
                             and for the years ended

                        December 31, 2000, 1999 and 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and Bank of New York, as Trustee for Eastern American Natural Gas Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2000 and 1999, and the related statements of distributable income, and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on the basis of accounting prescribed by the Trust Agreement.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Trust at December 31, 2000 and 1999, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000, on the basis of accounting described in Note 2.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 15, 2001

                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                           2000                1999
                                                     -----------         -----------

Assets:

        Cash                                         $       270         $     1,522
        Net Proceeds Receivable                        3,313,449           2,162,576
        Net Profits Interests in Gas Properties       93,162,180          93,162,180
        Accumulated Amortization                     (45,511,230)        (40,074,377)
                                                     -----------         -----------

           Total Assets                              $50,964,669         $55,251,901
                                                     ===========         ===========

Liabilities and Trust Corpus:

        Trust General and Administrative
           Expenses Payable                          $   128,885         $    95,041
        Distributions Payable                          3,184,834           2,069,057
        Trust Corpus (5,900,000 Trust Units
           authorized and outstanding)                47,650,950          53,087,803
                                                     -----------         -----------

           Total Liabilities and Trust Corpus        $50,964,669         $55,251,901
                                                     ===========         ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                              FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                                                         2000                   1999                      1998
                                                      -----------            ----------                -----------

Royalty Income                                        $11,569,718            $9,678,628                $10,217,526


Operating Expenses:
        Taxes on production and property                  784,871               660,089                    701,245
        Operating cost charges                            488,672               493,102                    474,138
                                                      -----------            ----------                -----------

           Total Operating Expenses                     1,273,543             1,153,191                  1,175,383
                                                      -----------            ----------                -----------


Net Proceeds to the Trust                              10,296,175             8,525,437                  9,042,143


General and Administrative Expenses                      (527,028)             (472,917)                  (464,937)

Interest Income                                             7,588                 6,030                      6,995

Cash Proceeds on Sale of Net Profits Interests                  0               503,434                    838,474
                                                      -----------            ----------                 ----------


        Distributable Income                           $9,776,735            $8,561,984                 $9,422,675
                                                      ===========            ==========                 ==========

Distributable Income Per Unit (5,900,000
        units authorized and outstanding)                 $1.6571               $1.4512                    $1.5971
                                                      ===========            ==========                 ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST
                     STATEMENTS OF CHANGES IN TRUST CORPUS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                                                                  2000                      1999                       1998
                                                              -----------               -----------                -----------
Trust Corpus, Beginning of Period                             $53,087,803               $58,820,498                $64,315,517
Distributable Income                                            9,776,735                 8,561,984                  9,422,675
Distributions Paid or Payable to Unitholders                   (9,776,735)               (8,561,984)                (9,422,675)
Amortization of Net Profits Interests in
   Gas Properties                                              (5,436,853)               (5,732,695)                (5,495,019)
                                                              -----------               -----------                -----------

Trust Corpus, End of Period                                   $47,650,950               $53,087,803                $58,820,498
                                                              ===========               ===========                ===========










   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1.       ORGANIZATION OF THE TRUST:

The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000 the Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company. As a result, the Bank of New York serves as Trustee (the "Trustee"). The purpose of the Trust is to acquire and hold net profits interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Underlying Properties are operated by Eastern American. The Net Profits Interests (the "Net Profits Interests") consist of a Royalty interest in 322 wells and a Term interest in the remaining wells and locations. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells.

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

BASIS OF ACCOUNTING:

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America due to the following; i) certain cash reserves may be established for contingencies which were not accrued in the financial statements; ii) amortization of the Net Profits Interests in gas properties is charged directly to Trust Corpus; and iii) the sale of the Net Profits Interests is reflected in the Statements of Distributable Income as cash proceeds to the Trust.

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

Significant dispositions or abandonment of the Underlying Properties are charged to Net Profits Interests and the Trust Corpus.

Amortization of the Net Profits Interests in gas properties is calculated on a units-of-production basis, whereby the Trust's cost basis in the properties is divided by total Trust proved reserves to derive an amortization rate per reserve unit. Such amortization does not reduce distributable income, rather it is charged directly to Trust Corpus. Revisions to estimated future units-of-production are treated on a prospective basis beginning on the date significant revisions are known.

The conveyance of the Royalty and Term Interests to the Trust was accounted for as a purchase transaction. The $93,162,180 reflected in the Statement of Assets, Liabilities and Trust Corpus as Net Profits Interests represents 5,900,000 Trust Units valued at $20.50 per depository unit less the $27,787,820 paid for Treasury obligations. The carrying value of the Trust's investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

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

The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expense which include taxes on production and an Operating Cost Charge are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

3.       INCOME TAXES:

Tax counsel to the Trust advised the Trust at the time of formation that, under then current tax laws, the Trust would be classified as a grantor trust for federal and state income tax purposes and, therefore, would not be subject to taxation at the Trust level. The Trust continues to be tax exempt. Accordingly, no provision for federal or state income taxes has been made. However, the opinion of tax counsel is not binding on taxing authorities.

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

Net proceeds receivable included in the Statement of Assets, Liabilities and Trust Corpus as of December 31, 2000 and December 31, 1999 were received by the Trust and distributed to the Unitholders on March 15, 2001 and March 15, 2000, respectively.

5.       RELATED PARTY TRANSACTIONS:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $259,848 for the year ended December 31, 2000, $214,773 for the year ended December 31, 1999, and $215,521 for the year ended December 31, 1998. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid Eastern American $267,180, $258,144 and $249,416 for overhead expenses for 2000, 1999 and 1998 respectively. Operating cost charges included in the Statement of Distributable Income are paid to Eastern American.

Gas production attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of Eastern American, pursuant to a Gas Purchase Contract which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

Pursuant to the Gas Purchase Contract, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, and the Floor Price, as defined below, for gas produced in any quarter during the Primary Term, which ended December 31, 1999. Effective January 1, 2000, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price for gas produced in any quarter after the Primary Term.

The Index Price for any quarter subsequent to the Primary Term, which expired December 31, 1999, is determined solely by reference to the Variable Price component, as defined below. Prior to December 31, 1999, the Index Price for any quarter was a weighted average price determined by reference to the Fixed Price component, which was given a 66 2/3% weighting and a Variable Price component, which was given a 33 1/3% weighting during the Primary Term. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.39 per Mcf for calendar year 1998 and $3.56 per Mcf for 1999. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of
(i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and
(iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. Due to the increased variable nature of the Index Price, future revenues can be more volatile in response to changes in market conditions than in prior years.

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

The high and low closing prices of the Treasury Obligations, which have a $1,000 face principal amount, as quoted in the over-the-counter market for United States Treasury Obligations, are as follows:

                                                       HIGH              LOW
                                                     -------          -------
       Quarter ended March 31, 1998                  $431.88          $395.43
       Quarter ended June 30, 1998                    456.29           425.35
       Quarter ended September 30, 1998               477.93           422.89
       Quarter ended December 31, 1998                487.34           443.40

       Quarter ended March 31, 1999                  $481.88          $429.45
       Quarter ended June 30, 1999                    448.70           407.50
       Quarter ended September 30, 1999               428.40           407.80
       Quarter ended December 31, 1999                425.30           401.10

       Quarter ended March 31, 2000                  $443.70          $396.70
       Quarter ended June 30, 2000                    454.70           420.40
       Quarter ended September 30, 2000               474.10           447.80
       Quarter ended December 31, 2000                515.50           460.90

  On December 31, 2000, 1999 and 1998, the closing price of the Treasury Obligations, as quoted on such market, was $509.90, $403.30 and $462.23, respectively.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Unitholder receives the current value of the Treasury obligation. As of December 31, 2000 and 1999, this option was exercised on Trust Units of 235,100 and 2,000 respectively.

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

The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants. Fixed gas prices were used during the Primary Term, which ended December 31, 1999. The gas prices used thereafter are based solely on the fourth quarter 2000 Variable gas price component.

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

The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 1998 to December 31, 2000:

                                          Royalty            Term             Total
                                            NPI               NPI              NPI
                                           (MMcf)            (MMcf)           (MMcf)
                                           ------            ------           ------

     Balance, January 1, 1998              20,148           17,075            37,223

     Production                            (1,382)          (1,798)           (3,180)
     Revisions of previous estimates       (2,913)          (1,150)           (4,063)
                                           -------          -------           -------

     Balance, December 31, 1998            15,853           14,127            29,980

     Production                            (1,259)          (1,663)           (2,922)
     Revisions of previous estimates         (346)            (178)             (524)
                                          --------         --------          --------

     Balance, December 31, 1999            14,248           12,286            26,534

     Production                            (1,187)          (1,530)           (2,717)
     Revisions of previous estimates        1,922              728             2,650
                                            ------         --------           --------

     Balance, December 31, 2000            14,983           11,484            26,467
                                           ======           ======            ======

The Trust's share of proved developed gas reserves are as follows:

                                     Royalty            Term             Total
                                       NPI               NPI              NPI
                                     (MMcf)            (MMcf)           (MMcf)
                                     ------            ------           ------


         December 31, 1998           15,853           14,127            29,980
                                     ======           ======            ======

         December 31, 1999           14,248           12,286            26,534
                                     ======           ======            ======

         December 31, 2000           14,983           11,484            26,467
                                     ======           ======            ======


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
Reserves:

The following is the standardized measure of discounted future net cash flows as of December 31, 2000 (in thousands):

                                                    Royalty          Term               Total
                                                      NPI             NPI                NPI
                                                      ---             ---               ----

         Future cash inflows                      $101,949          $72,235          $174,184
         Future production taxes                    (5,607)          (3,324)           (8,931)
         Future production costs                   (13,127)          (5,131)          (18,258)
                                                   --------          -------         ---------

         Future net cash inflows                    83,215           63,780           146,995
         10% discount factor                       (48,141)         (24,134)          (72,275)
                                                  --------          --------        ---------
         Standardized measure of discounted
            future net cash flows                  $35,074          $39,646           $74,720
                                                   =======          =======           =======

The following is the standardized measure of discounted future net cash flows as of December 31, 1999 (in thousands):

                                                     Royalty             Term             Total
                                                      NPI                NPI               NPI
                                                      ---                ---               ----

         Future cash inflows                         $61,045          $46,551          $107,596
         Future production taxes                      (3,349)          (2,125)           (5,474)
         Future production costs                     (11,732)          (4,793)          (16,525)
                                                     --------          -------          --------

         Future net cash inflows                      45,964           39,633            85,597
         10% discount factor                         (25,722)         (15,567)          (41,289)
                                                     --------         --------          --------

         Standardized measure of discounted
            future net cash flows                    $20,242          $24,066           $44,308
                                                     =======          =======           =======

The following is the standardized measure of discounted future net cash flows as of December 31, 1998 (in thousands):

                                                   Royalty              Term            Total
                                                     NPI                NPI              NPI
                                                     ---                ---              ---

         Future cash inflows                        $58,099          $46,365          $104,464
         Future production taxes                     (3,188)          (2,126)           (5,314)
         Future production costs                    (11,033)          (4,820)          (15,853)
                                                    --------          -------          --------

         Future net cash inflows                     43,878           39,419            83,297
         10% discount factor                        (24,259)         (15,713)          (39,972)
                                                    --------         --------         ---------

         Standardized measure of discounted
            future net cash flows                   $19,619          $23,706           $43,325
                                                    =======          =======           =======

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes during 1998, 1999 and 2000 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

                                                                   Royalty            Term        Total
                                                                      NPI              NPI         NPI
                                                                      ---              ---         ---


              Standardized measure, January 1, 1998                   $27,598         $32,420      $60,018

              Net proceeds to the Trust                                (4,781)         (4,261)      (9,042)
              Revisions of previous estimates                          (4,210)         (1,662)      (5,872)
              Accretion of discount                                     2,760           3,242        6,002
              Net change in price and production costs                 (3,139)         (2,555)      (5,694)
              Other                                                     1,391          (3,478)      (2,087)
                                                                   ----------        ---------    ---------

              Standardized measure, December 31, 1998                 $19,619         $23,706      $43,325

              Net proceeds to the Trust                                (4,578)         (3,947)      (8,525)
              Revisions of previous estimates                            (579)           (301)        (880)
              Accretion of discount                                     1,962           2,371        4,333
              Net change in price and production costs                  3,280           2,801        6,081
              Other                                                       538            (564)         (26)
                                                                      -------          -------     --------

              Standardized measure, December 31, 1999                 $20,242         $24,066      $44,308

              Net proceeds to the Trust                                (5,829)         (4,468)     (10,297)
              Revisions of previous estimates                           5,426           2,055        7,481
              Accretion of discount                                     2,024           2,407        4,431
              Net change in price and production costs                 15,062          12,405       27,467
              Other                                                    (1,851)          3,181        1,330
                                                                      --------      ---------    ---------

              Standardized measure, December 31, 2000                 $35,074         $39,646      $74,720
                                                                      =======         =======      =======

8.       QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of royalty income and distributable income declared per unit by quarter in 2000, 1999 and 1998 (all amounts in thousands except Distributable income per unit):

         2000                    MAR 31              JUNE 30          SEPT 30         DEC 31        TOTAL
                                 ---------------------------------------------------------------------------

Royalty income                    $2,216              $2,577           $3,090         $3,687        $11,570

Distributable income              $1,763              $2,190           $2,639         $3,185        $ 9,777

Distributable income per unit    $0.2988             $0.3712          $0.4473        $0.5398        $1.6571

         1999                    MAR 31              JUNE 30          SEPT 30         DEC 31        TOTAL
                                 ---------------------------------------------------------------------------

Royalty income                    $2,361              $2,229           $2,636         $2,453        $ 9,679

Distributable income              $2,109              $1,931           $2,453         $2,069        $ 8,562

Distributable income per unit    $0.3574             $0.3274          $0.4157        $0.3507        $1.4512

         1998                    MAR 31              JUNE 30          SEPT 30         DEC 31        TOTAL
                                 ---------------------------------------------------------------------------

Royalty income                    $2,747              $2,471           $2,525         $2,475        $10,218

Distributable income              $2,745              $2,463           $2,142         $2,073        $ 9,423

Distributable income per unit    $0.4652             $0.4174          $0.3631        $0.3514        $1.5971