Form 10-Q
period 2001-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2001-05-14
CIK 895474

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                                BANK OF NEW YORK
                       CARE OF BNY MIDWEST TRUST COMPANY
                             2 NORTH LASALLE STREET
                             CHICAGO, ILLINOIS 60606
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (312) 827-8560
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]               No  [ ]

As of May 8, 2001, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        EASTERN AMERICAN NATURAL GAS TRUST

                        STATEMENTS OF DISTRIBUTABLE INCOME
                                    (UNAUDITED)

                                                         Three Months Ended
                                                              March 31
                                                         2001           2000
                                                     -----------    -----------
Royalty Income                                       $ 4,307,387    $ 2,216,319

Operating Expenses:
       Taxes on production and property                  291,733        151,537
       Operating cost charges                            128,277        122,168
                                                     -----------    -----------
            Total Operating Expenses                     420,010        273,705
                                                     -----------    -----------
Net Proceeds to the Trust                              3,887,377      1,942,614

General and Administrative Expenses                     (162,937)      (181,944)

Interest Income                                            1,507          2,005

Cash Proceeds on Sale of Net Profits Interests                 0              0
                                                     -----------    -----------
            Distributable Income                     $ 3,725,947    $ 1,762,675
                                                     ===========    ===========

Distributable Income Per Unit (5,900,000
       units authorized and outstanding)             $    0.6315    $    0.2988
                                                     ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                 March 31, 2001     December 31, 2000
                                               -----------------  --------------------
                                                    (UNAUDITED)
Assets:

     Cash                                          $      1,507        $        270
     Net Proceeds Receivable                          3,887,377           3,313,449
     Net Profits Interests in Gas Properties         93,162,180          93,162,180
     Accumulated Amortization                       (46,644,953)        (45,511,230)
                                                   ------------        ------------
          Total Assets                             $ 50,406,111        $ 50,964,669
                                                   ============        ============
Liabilities and Trust Corpus:

     Trust General and Administrative
          Expenses Payable                         $    162,937        $    128,885
     Distributions Payable                            3,725,947           3,184,834
     Trust Corpus (5,900,000 Trust Units
          authorized and outstanding)                46,517,227          47,650,950
                                                   ------------        ------------
          Total Liabilities and Trust Corpus       $ 50,406,111        $ 50,964,669
                                                   ============        ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENTS OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                              Three Months       Three Months
                                                 Ended               Ended
                                              March 31, 2001    March 31, 2000
                                           ------------------  -----------------
Trust Corpus, Beginning of Period              $ 47,650,950       $ 53,087,803
Distributable Income                              3,725,947          1,762,675
Distributions Payable to Unitholders             (3,725,947)        (1,762,675)
Amortization of Net Profits Interests in
     Gas Properties                              (1,133,723)        (1,416,298)
                                               ------------       ------------
Trust Corpus, End of Period                    $ 46,517,227       $ 51,671,505
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

NOTE 2.  Basis of Presentation

   The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The

                       EASTERN AMERICAN NATURAL GAS TRUST
accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

   The Trustee and Eastern American, its officers or its agents on behalf of the Trust may, from time to time, make forward-looking statements (other than statements of historical fact). When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trust is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust. In addition, the Trust's future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward-looking statements. Some of these factors are described below. The Trustee and Eastern American, disclaims any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and by the statements in the Annual Report on Form 10-K.

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

   The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to "Chargeable Costs" for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The "Operating Cost Charge" for 2001 is based on an annual rate of $513,106, and for 2000 was an annual rate of $488,672. In subsequent years, the Operating Cost Charge will escalate, based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge was not increased as Development Wells were completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

   Pursuant to the Gas Purchase Contract, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price. The Index Price for any quarter is determined solely by reference to the Variable Price component. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contracts is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

   Accordingly, the Index Price payable to the Trust for production may be higher or lower based on the fluctuations in natural gas futures prices during the relevant calculation period. The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to its unit holders.

   Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2001, an additional volume of 6,625 Mcf was delivered to the Trust, as compared to 7,820 Mcf for the quarter ended March 31, 2000. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 2000 for a more complete description of the Development Wells.)

COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 AND THREE MONTHS ENDED MARCH 31, 2000

     The Trust's distributable income was $3,725,947 for the three months ended March 31, 2001 as compared to $1,762,675 for the three months ended March 31, 2000. This increase was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($6.816 per Mcf for the three months ended March 31, 2001; $3.134 per Mcf for the three months ended March 31,
2000). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2001 (630 Mmcf) as compared to the three months ended March 31, 2000 (708 Mmcf). The decline in production is primarily attributable to natural production declines. Taxes on production and property were $291,733 for the three months ended March 31, 2001 as compared to $151,537 for the three months ended March 31, 2000. This increase was due to the increase in Royalty Income for the three months ended March 31, 2001 ($4,307,387) as compared to the three months ended March 31, 2000 ($2,216,319).

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $6.816 per Mcf for the three months ended March 31, 2001 and $3.134 per Mcf for the three months ended March 31, 2000. The price per Mcf was higher for the three months ended March 31, 2001 than for the corresponding three month period ended March 31, 2000 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.896 per Dth for the three months ended March 31, 2001; $2.549 per Dth for the three months ended March 31, 2000).

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings.

                  None.

ITEM 2.    Changes in Securities.

                  None.

ITEM 3.     Defaults Upon Senior Securities.

                  None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                 None.

ITEM 5.   Other Information.

      For the calendar quarter ended March 31, 2001, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $532.30 and $501.20 respectively. On March 31, 2001 the closing price of the Treasury Obligations, as quoted on such market, was $522.50.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2001, this option was exercised on 37,000 Trust Units. (See the Trust's 10-K for the fiscal year ended December 31, 2000 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

 ITEM 6.   Exhibits and Reports on Form 8-K.

              (a)    Exhibits

                     None

              (b)    Reports on Form 8-K

                     No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EASTERN AMERICAN NATURAL GAS TRUST

                                    By:  Bank of New York, Trustee

                                    /s/ ROBERT FOLTZ
                                    ------------------------------------
                                    Name: Robert Foltz
                                    Title: Agent


Date: May 11, 2001

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.