Form 10-Q
period 2001-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2001-11-14
CIK 895474

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes  [X]               No  [ ]

As of November 9, 2001, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                                   (UNAUDITED)

                                                              Nine Months Ended                    Three Months Ended
                                                                September 30                           September 30

                                                           2001               2000               2001                  2000
                                                       ------------       ------------       ------------       ------------
Royalty Income                                         $ 11,020,013       $  7,883,492       $  2,872,137       $  3,090,129

Operating Expenses:
      Taxes on production and property                      747,026            534,262            196,533            208,517
      Operating cost charges                                384,831            366,504            128,277            122,168
                                                       ------------       ------------       ------------       ------------

           Total Operating Expenses                       1,131,857            900,766            324,810            330,685
                                                       ------------       ------------       ------------       ------------

Net Proceeds to the Trust                                 9,888,156          6,982,726          2,547,327          2,759,444

General and Administrative Expenses                        (411,156)          (398,143)          (104,469)          (123,267)

Interest Income                                               4,228              7,318              1,276              2,869

Cash Proceeds on Sale of Net Profits Interests                    0                  0                  0                  0
                                                       ------------       ------------       ------------       ------------

           Distributable Income                        $  9,481,228       $  6,591,901       $  2,444,134       $  2,639,046
                                                       ============       ============       ============       ============

Distributable Income Per Unit (5,900,000
      units authorized and outstanding)                $     1.6070       $     1.1173       $     0.4143       $     0.4473
                                                       ------------       ------------       ------------       ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

      EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                     SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                                     ------------------       -----------------
                                                        (UNAUDITED)
Assets:

    Cash                                                $      1,276             $        270
    Net Proceeds Receivable                                2,547,327                3,313,449
    Net Profits Interests in Gas Properties               93,162,180               93,162,180
    Accumulated Amortization                             (48,877,805)             (45,511,230)
                                                        ------------             ------------
         Total Assets                                   $ 46,832,978             $ 50,964,669
                                                        ============             ============

Liabilities and Trust Corpus:

    Trust General and Administrative
         Expenses Payable                               $    104,469             $    128,885
    Distributions Payable                                  2,444,134                3,184,834
    Trust Corpus (5,900,000 Trust Units
         authorized and outstanding)                      44,284,375               47,650,950
                                                        ------------             ------------

         Total Liabilities and Trust Corpus             $ 46,832,978             $ 50,964,669
                                                        ------------             ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENT OF CHANGES IN TRUST CORPUS
                                   (UNAUDITED)

                                                       Nine Months                Nine Months
                                                          Ended                      Ended
                                                    September 30, 2001         September 30, 2000
                                                  ---------------------       --------------------
Trust Corpus, Beginning of Period                    $ 47,650,950                 $ 53,087,803
Distributable Income                                    9,481,228                    6,591,901
Distributions Payable to Unitholders                   (9,481,228)                  (6,591,901)
Amortization of Net Profits Interests in
     Gas Properties                                    (3,366,575)                  (4,108,007)
                                                     ------------                 ------------
Trust Corpus, End of Period                          $ 44,284,375                 $ 48,979,796
                                                     ------------                 ------------

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

   Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2001, an additional volume of 5,833 Mcf was delivered to the Trust, as compared to 6,625 Mcf for the quarter ended September 30, 2000. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 2000 for a more complete description of the Development Wells.) COMPARISON OF RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THREE MONTHS ENDED SEPTEMBER 30, 2000

     The Trust's distributable income was $2,444,134 for the three months ended September 30, 2001 as compared to $2,639,046 for the three months ended September 30, 2000. This decrease was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($4.514 per Mcf for the three months ended September 30, 2001; $4.668 per Mcf for the three months ended September 30, 2000). This decrease was also due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2001 (636 Mmcf) as compared to the three months ended September 30, 2000 (659 Mmcf). The decline in production is primarily attributable to natural production declines together with the effects of Dominion Transmission, Inc (DTI) revised gas gathering and processing rates as filed with and approved by the Federal Energy Regulatory Commission (FERC Docket No. RP 97-406) effective January 1, 2001. The new rates provide for a percentage of gas to be retained by DTI as shrink for gas moving through their gathering system(s) and for extraction of liquids on gas production required to be processed in order to meet the gas quality requirements of the pipeline transmission companies to which the gas is delivered.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $4.514 per Mcf for the three months ended September 30, 2001 and $4.668 per Mcf for the three months ended September 30, 2000. The price per Mcf was lower for the three months ended September 30, 2001 than for the corresponding three month period ended September 30, 2000 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.804 per Dth for the three months ended September 30, 2001; $3.944 per Dth for the three months ended September 30, 2000).


COMPARISON OF RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     The Trust's distributable income was $9,481,228 for the nine months ended September 30, 2001 as compared to $6,591,901 for the nine months ended September 30, 2000. This increase was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($5.901 per Mcf for the nine months ended September 30, 2001; $3.847 per Mcf for the nine months ended September 30, 2000). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2001 (1,870 Mmcf) as compared to the nine months ended September 30, 2000 (2,053 Mmcf). The decline in production is primarily attributable to natural production declines together with the effects of Dominion Transmission, Inc (DTI) revised gas gathering and processing rates as filed with and approved by the Federal Energy Regulatory Commission (FERC Docket No. RP 97-406) effective January 1, 2001. The new rates provide for a percentage of gas to be retained by DTI as shrink for gas moving through their gathering system(s) and for extraction of liquids on gas production required to be processed in order to meet the gas quality requirements of the pipeline transmission companies to which the gas is delivered. Taxes on production and property were $747,026 for the nine months ended September 30, 2001 as compared to $534,262 for the nine months ended September 30, 2000.

The increase in taxes was due to an increase in Royalty Income for the nine months ended September 30, 2001 ($11,020,013) as compared to the nine months ended September 30, 2000 ($7,883,492).

     The average price payable to the Trust for gas production attributable to the Net Profits Interests was $5.901 per Mcf for the nine months ended September 30, 2001 and $3.847 per Mcf for the nine months ended September 30, 2000. The average price per Mcf was higher for the nine months ended September 30, 2001 than for the corresponding nine month period ended September 30, 2000 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.064 per Dth for the nine months ended September 30, 2001; $3.198 per Dth for the nine months ended September 30, 2000).

                           PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings.

                  None.

ITEM 2.    Changes in Securities.

                  None.

ITEM 3.     Defaults Upon Senior Securities.

                  None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

                  None.

ITEM 5.   Other Information.

      For the calendar quarter ended September 30, 2001, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $549.30 and $503.70 respectively. On September 30, 2001 the closing price of the Treasury Obligations, as quoted on such market, was $545.80.

     The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2001, this option was exercised on 7,900 Trust Units. (See the Trust's 10-K for the fiscal year ended December 31, 2000 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

 ITEM 6.   Exhibits and Reports on Form 8-K.

                 (a)       Exhibits

                           None

                 (b)       Reports on Form 8-K

                           No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EASTERN AMERICAN NATURAL GAS TRUST

                                    By:  Bank of New York, Trustee

                                      /s/ ROBERT FOLTZ
                                    ----------------------------------
                                    Name:  Robert Foltz
                                    Title: Agent


Date: November 13, 2001

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.