Form 10-K405
period 2001-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2002-03-18
CIK 895474

[cad 179]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


                                Bank of New York
                        Care of BNY Midwest Trust Company
                       2 North LaSalle Street, Suite 1020
                             Chicago, Illinois 60602
               (Address of principal executive office) (Zip Code)

                                 (312) 827-8553
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:


                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
    ---------------------                            --------------------------

Units of Beneficial Interest                          New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust held by non-affiliates of the registrant at the closing sales price on March 8, 2002 of $17.60 was approximately $104 million.

    As of March 15, 2002, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.


    Documents Incorporated By Reference:     None

                                TABLE OF CONTENTS

                                     PART I

Item   1.    Business ........................................................1
             Description of the Trust ........................................1
             The Net Profits Interests .......................................2
             The Underlying Properties .......................................6
             Competition and Markets .........................................8
             Regulation of Natural Gas .......................................8
             Environmental Regulation ....................................... 8
             Description of Trust Units and Depositary Units .................9
             Federal Income Tax Matters .....................................11
             State Tax Considerations .......................................17
Item   2.    Properties .....................................................18
Item   3.    Legal Proceedings ..............................................18
Item   4.    Submission of Matters to a Vote of Unitholders .................18

                                     PART II

Item   5.    Market for the Registrant's Common Equity
                   and Related Matters ..................................... 19
Item   6.    Selected Financial Data ........................................19
Item   7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................20
Item   8.    Financial Statements and Supplementary Data ....................22
Item   9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure ......................22

                                    PART III

Item   10.   Directors and Executive Officers of the Registrant .............23
Item   11.   Executive Compensation .........................................23
Item   12.   Security Ownership of Certain Beneficial Owners
                   and Management ...........................................23
Item   13.   Certain Relationships and Related Transactions .................23
Item   14.   Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K. .....................................23

 SIGNATURES..................................................................25

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

    The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2001 was $76,028. The total of all Trustee fees and Trust administrative expenses for 2001 was $306,662, such cost could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2001, the Trust paid Eastern American an overhead reimbursement of $276,528, which will increase by 3.5% per year, payable quarterly.

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

    The Royalty NPI is not limited in term. Under the Trust Agreement, the Trustee is directed to sell the Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from such sale will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2001, 16,995 MMcf of such gas had been produced.

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

    "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital

Costs" and "Taxes". The Operating Cost Charge for 2001 was $513,107, for 2000 was $488,672, and for 1999 was $493,102. In 2002 and subsequent years, the Operating Cost Charge will escalate based on increases in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs are defined as Eastern American's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on Eastern American's or the Trust's interests in the Underlying Properties, or production therefrom.

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

    The Index Price for any quarter subsequent to the Primary Term, which expired December 31, 1999, is determined solely by reference to the Variable Price component, as defined below. Prior to December 31, 1999, the Index Price for any quarter was a weighted average price determined by reference to the Fixed Price component, which was given a 66 2/3% weighting and a Variable Price component, which was given a 33 1/3% weighting during the Primary Term. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.56 per Mcf for 1999. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in THE WALL STREET JOURNAL, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in THE WALL STREET JOURNAL, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in THE WALL STREET JOURNAL, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

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

DISTRIBUTIONS AND INCOME COMPUTATIONS

     The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on or before the 10th day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 2001 were $0.63, $0.56, $0.41, and $0.30 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

                            THE UNDERLYING PROPERTIES

GENERAL


    The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2001, such properties consisted of 681 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2001, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 22,745 MMcf. (See "Reserves").

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

RESERVES

    PROVED RESERVES OF UNDERLYING PROPERTIES AND NET PROFITS INTERESTS. The following table sets forth, as of December 31, 2001, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2001 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10%. A copy of the Reserve Report is included as Exhibit A hereto.

                                                             PROVED GAS RESERVES
                                                ----------------------------------------------                       DISCOUNTED
                                                                   (MMCF)                          ESTIMATED         ESTIMATED
                                                                                                   FUTURE NET        FUTURE NET
                                                  DEVELOPED       UNDEVELOPED         TOTAL        REVENUES(2)       REVENUES(2)
                                                ------------     -------------    ------------   ---------------   --------------

                                                                                                      (Dollars in thousands)
Underlying Properties(1) ..................         44,443                0           44,443         $121,004         $ 51,592
                                                  ========         ========         ========         ========         ========

Net Profits Interests:
          Royalty NPI .....................         12,904                0           12,904         $ 45,940         $ 20,009
          Term NPI ........................          9,841                0            9,841           35,033           22,419
                                                  --------         --------         --------         --------         --------


                Total .....................         22,745                0           22,745         $ 80,973         $ 42,428
                                                  ========         ========         ========         ========         ========


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

    On March 23, 1999, the United States Tax Court of Appeals for the Tenth Circuit affirmed a lower court decision in TRUE OIL COMPANY V. C.I.R. 170 F.3D 1294. The Court ruled that, in order to be eligible for credits under Section 29 of the Internal Revenue Code, each well from which gas is produced from Devonian shale or a tight formation must receive a determination from the Federal Energy Regulatory Commission ("FERC") that the gas produced is, in fact, produced from Devonian shale or a tight formation. Eastern American has verified that most producing gas wells subject to the Royalty NPI have received a well category determination from FERC. Should that determination be challenged by the Internal Revenue Service, Section 29 Credits attributable to any well that did not receive a FERC determination could impact the Trust's tax reporting of such credits in future years. SEE "SECTION 29 CREDIT."

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

   Under current market conditions, it is anticipated that total distributable cash will exceed taxable income through 2004. After 2004, taxable income is anticipated to exceed distributable cash, and the amount of such excess could be significant. Such estimates are based on numerous assumptions as to the allocation of a Unitholder's purchase price and the amount and treatment of operating costs, development costs, Trust administrative expenses, production estimates and depletion. No assurance can be given that the estimates will prove to be correct, and the actual percentages could be materially higher or lower.

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

Item 3. LEGAL PROCEEDINGS.

    None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

    There were no matters submitted to a vote of Unitholders during the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

    The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT". The high and low prices and distributions paid during the quarters in the three-year period ended December 31, 2001 were as follows:

                       QUARTER
                       -------                                                            DISTRIBUTIONS
                                                           HIGH              LOW              PAID
                                                           ----              ---              ----
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

       2000:
       First (to March 31, 2000)                        $  13 5/16        $  10 3/8         $  0.30
       Second (to June 30, 2000)                        $  14 5/16        $  12 3/16        $  0.37
       Third (to September 30, 2000)                    $  15 3/8         $  13 15/16       $  0.45
       Fourth (to December 31, 2000)                    $  16 3/4         $  14 9/16        $  0.54

       2001:
       First (to March 31, 2001)                        $  18.25          $  16.00          $  0.63
       Second (to June 30, 2001)                        $  19.95          $  17.08          $  0.56
       Third (to September 30, 2001)                    $  19.44          $  16.91          $  0.41
       Fourth (to December 31, 2001)                    $  19.38          $  17.75          $  0.30



    At March 8, 2002, the 5,900,000 Depositary Units outstanding were held by approximately 347 Unitholders of record.

    With respect to the Treasury Obligations, the high and low asked prices per $1,000 face amount for the period from October 1, 2001 to December 31, 2001 were $577.70 and $513.60, respectively. The closing asked price on December 31, 2001 was $526.10 per $1,000 face amount.


ITEM 6. SELECTED FINANCIAL DATA.

                                                   December         December         December         December          December
                                                   31, 2001         31, 2000         31, 1999         31, 1998          31, 1997
                                                 -------------    -------------    ------------     ------------      ------------
Distributable Income and other
    Distributions Declared ..................     $11,268,383      $ 9,776,735      $ 8,561,984      $ 9,422,675      $ 9,803,863
Distributable Income and other
    Distributions Declared per unit .........     $      1.91      $      1.66      $      1.45      $      1.60      $      1.66

Total assets at year end ....................     $45,129,170      $50,964,669      $55,251,901      $61,009,470      $66,535,828


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

    During the Primary Term of the Trust, the Fixed Price component was consistently higher than the Variable Price component. The Fixed Price, which escalated 5% per year during the Primary Term, was equal to $3.56 per Mcf for 1999. The corresponding Variable Price, was equal to $2.82 per Mcf for 1999.

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

    A Coal Lessee contacted Eastern American and inquired as to whether it would sell the Western Pocahontas #7 Well which is a well in which the Trust owns a Net Profits Interest.

    The Coal Lessee stated that the well would materially interfere with the Coal Lessee's proposed mining operations.

    Eastern American reviewed the Trust Agreement and production from this well to determine if it could cause the Trust to sell its Net Profits Interest in the Well. Upon review it was discovered that the Net Profits Interest associated with this well accounts for more than .25% of the total production from the Underlying Properties for the prior twelve (12) month period. Eastern American advised the Coal Lessee that it could not sell this well.

    Subsequent thereto the Coal Lessee insisted that the well needed to be plugged in order for them to proceed with their proposed mining operations. The Coal Lessee took the position that the coal estate was the dominate estate and, that under the applicable oil and gas lease and case law, that the Coal Lessee could cause the Trust and Eastern American to plug and abandon the well so long as the Coal Lessee fairly compensated the Trust and Eastern American. Eastern American and the Trust did not necessarily agree with the Coal Lessee position, however the Coal Lessee threatened to institute a Declaratory Judgment Action to determine the respective interest of the parties.

  As a result, and in an effort to avoid litigation, the Trust and Eastern American entered into a Settlement Agreement and Release of All Claims with the Coal Lessee pursuant to which Eastern agreed to sell the subject well for the amount of $426,187. The Trust's share of the proceeds of $303,438 will be distributed to the Trust for the quarter ending March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Trust has no source of liquidity or capital resources other than the distributions received from the Net Profits Interests.

    In accordance with the provisions of the Conveyances, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the Unitholders.

RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

    The Trust's total distributions declared per Unit were $1.91 for the twelve months ended December 31, 2001 as compared to $1.66 for the twelve months ended December 31, 2000. Such increase was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($5.32 per Mcf for the twelve months ended December 31, 2001; $4.27 per Mcf for the twelve months ended December 31, 2000). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the twelve months ended December 31, 2001 (2,489 MMcf) as compared to the twelve months ended December 31, 2000 (2,717 MMcf). The production decreases were primarily attributable to the natural production declines associated with the Underlying Properties together with the effects of Dominion Transmission, Inc
(DTI) revised gas gathering and processing rates as filed with and approved by the Federal Energy Regulatory Commission (FERC Docket No. RP 97-406) effective January 1, 2001. The new rates provide for a percentage of gas to be retained by DTI as shrink for gas moving through their gathering system(s) and for extraction of liquids on gas production required to be processed in order to meet the gas quality requirements of the pipeline transmission companies to which gas is delivered.

    The average price payable to the Trust for gas production attributable to the Net Profits Interests was $5.32 per Mcf for the twelve months ended December 31, 2001 as compared to $4.27 per Mcf for the twelve months ended December 31, 2000. The average price per Mcf was higher for the twelve months ended December 31, 2001 than the corresponding twelve month period ended December 31, 2000 due to an increase in the average spot market price for gas delivered at the Henry Hub, near Henry, Louisiana ($4.53 per MMBtu for the twelve months ended December 31, 2001; $3.59 per MMBtu for the twelve months ended December 31, 2000).

2000 COMPARED WITH 1999

    The Trust's total distributions declared per Unit were $1.66 for the twelve months ended December 31, 2000 as compared to $1.45 for the twelve months ended December 31, 1999. Such increase was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($4.27 per Mcf for the twelve months ended December 31, 2000; $3.31 per Mcf for the twelve months ended December 31, 1999). This increase was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the twelve months ended

December 31, 2000 (2,717 MMcf) as compared to the twelve months ended December 31, 1999 (2,922 MMcf) together with a decrease in Cash Proceeds on Sale of Net Profits Interests. The production decreases were primarily attributable to the natural production declines associated with the Underlying Properties and the required plugging and abandonment of certain wells in previous periods. The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the twelve months ended December 31, 2000, as compared to $503,434 of Cash Proceeds for the twelve months ended December 31, 1999.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                          Page in this Form 10-K
Financial Statements
   Report of Independent Accountants..................................... B-2
   Statements of Assets, Liabilities and Trust Corpus as
     of December 31, 2001 and 2000....................................... B-3
   Statements of Distributable Income for the years ended
     December 31, 2001, 2000 and 1999.................................... B-4
   Statements of Changes in Trust Corpus for the years ended
     December 31, 2001, 2000 and 1999.................................... B-5
   Notes to Financial Statements......................................... B-6


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

ITEM 11. EXECUTIVE COMPENSATION.

   The Trust has no officers or directors, and is administered by the Trustee. For the years ended December 31, 2001, 2000 and 1999, the Trustee received $76,028, $55,203 and $65,378, respectively, as Trustee fees and $230,634,
$204,645 and $149,395, respectively, as reimbursement of legal, accounting, and other professional expenses for such services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security Ownership of Certain Beneficial Owners.

   Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than five percent of the Units as of March 8, 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   None.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


Reports                                                   PAGE IN THIS FORM 10-K
                                                          ----------------------

   Reserve Report of Ryder Scott Company, Independent
       Petroleum Engineers......................................  A-1 - A-7

Financial Statements
The following financial statements are included in this
  Annual Report on Form 10-K on the pages indicated:
    Report of Independent Accountants...........................  B-2
    Statements of Assets, Liabilities and Trust Corpus as
      of December 31, 2001 and 2000.............................  B-3
   Statements of Distributable Income for the years ended
      December 31, 2001, 2000 and 1999..........................  B-4
   Statements of Changes in Trust Corpus for the years ended
        December 31, 2001, 2000 and 1999........................  B-5
   Notes to Financial Statements................................  B-6 - B-17

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

                                                                       EXHIBIT
                                                                        NUMBER
                                                                       -------
  3.1    Second Amended and Restated Trust Agreement of Eastern
           American Natural Gas Trust.................................   3.1
  4.1    Specimen Depositary Receipt..................................   4.1
  4.2    Form of NPI Royalty Deposit Agreement........................   4.2
 10.1    Form of Conveyance...........................................  10.1
 10.2    Form of Term NPI Conveyance..................................  10.2
 10.3    Form of Gas Purchase Contract between Eastern American
           Energy Corporation, Eastern American Marketing Corporation
           and Eastern American Natural Gas Trust.....................  10.3
 10.4    Form of Conveyance of Production Payment/Assignment of
           Production from Eastern American Natural Gas Trust to
           Eastern American Marketing Corporation.....................  10.4
 10.5    Form of Assignment and Standby Performance Agreement.........  10.5



Reports on Form 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the year ended December 31, 2001.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 18TH DAY OF MARCH, 2002.


                                          EASTERN AMERICAN NATURAL GAS TRUST

                                          By:   Bank of New York, Trustee



                                          By:   /s/  Robert D. Foltz

                                          Name: Robert D. Foltz

                                          Title:       Agent



      The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

        [Ryder Scott Company, Independent Petroleum Engineers Letterhead]


                                January 18, 2002



Eastern American Natural Gas Trust
Bank of New York
2 North LaSalle Street
Chicago, Illinois 60606

Gentlemen:

        Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2001. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (Eastern American). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

        The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2001 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2001 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                                           AS OF DECEMBER 31, 2001
                                                      ----------------------------------
                                                                            ESTIMATED            PRESENT
                                                                            FUTURE NET            VALUE
                                                         GAS               CASH INFLOWS           AT 10%
                                                        (MMCF)                (M$)                 (M$)
                                                      ----------         ---------------      ---------------
PROVED NET DEVELOPED AND UNDEVELOPED

Royalty NPI                                             12,904               45,940               20,009
Term NPI                                                 9,841               35,033               22,419
                                                        ------               ------               ------
  Total                                                 22,745               80,973               42,428

PROVED NET DEVELOPED

Royalty NPI                                             12,904               45,940               20,009
Term NPI                                                 9,841               35,033               22,419
                                                        ------               ------               ------
  Totals                                                22,745               80,973               42,428


   Eastern American Natural Gas Trust
   January 18, 2002
   Page 2


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

   Eastern American Natural Gas Trust
   January 18, 2002
   Page 3


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

        In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2001 from this report are presented in the following table:

   Eastern American Natural Gas Trust
   January 18, 2002
   Page 4


                                                   AS OF DECEMBER 31, 2001
                                               ------------------------------
                                               Royalty      Term
                                                 NPI         NPI       TOTALS
                                               ------      ------      ------
TOTAL PROVED
  Future Cash Inflows (M$)                     45,940      35,033      80,973
  Future Costs
    Production (M$)                                 0           0           0
    Development (M$)                                0           0           0
                                               ------      ------      ------
      Total Costs (M$)                              0           0           0

Future Net Cash Inflows
  Before Income Tax (M$)                       45,940      35,033      80,973

Present Value at 10%
  Before Income Tax (M$)                       20,009      22,419      42,428


                                                   AS OF DECEMBER 31, 2001
                                               ------------------------------
                                               Royalty      Term
                                                 NPI         NPI       TOTALS
                                               ------      ------      ------

PROVED NET DEVELOPED RESERVES
  Gas (MMCF)                                   12,904       9,841      22,745

PROVED NET UNDEVELOPED RESERVES
  Gas (MMCF)                                        0           0           0

TOTAL PROVED NET RESERVES
  Gas (MMCF)                                   12,904       9,841      22,745


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

        Eastern American furnished us gas prices in effect at December 31, 2001 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, regulations under the Natural Gas Policy Act of 1978 and the Gas Decontrol Act of 1989, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases

   Eastern American Natural Gas Trust
   January 18, 2002
   Page 5



where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

        Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. Eastern American computed the "Variable" price under the gas contract as of December 31, 2001 as $3.56 per Mcf, utilizing $2.936 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

        Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was

   Eastern American Natural Gas Trust
   January 18, 2002
   Page 6



given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. Eastern American informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, classification of wells for
Section 29 Tax Credit, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through March, 2001. The projections were developed for the Eastern American reserve report effective July 1, 2001. Eastern American has advised Ryder Scott that there has been no material change in the performance of these wells and therefore the July 1, 2001 projections developed for the Eastern American report were mechanically adjusted to January 1, 2002 for use in this report.

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

        At the request of Eastern American Energy Corporation, we have included the following table which summarizes the total net reserves estimates from combined interest of Eastern American and the Trust in the Underlying
Properties:

   Eastern American Natural Gas Trust
   January 18, 2002
   Page 7


                           Estimated Net Reserve Data
                     Certain Combined Leasehold Interests of
                       Eastern American Energy Corporation
                                  And The Trust
                             As of December 31, 2001


                                  SEC PARAMETERS
                             -----------------------

                                       PROVED
                             ------------------------------
                                                                    TOTAL
                               DEVELOPED        UNDEVELOPED         PROVED
                             --------------   -------------    --------------
NET REMAINING RESERVES

Gas-MMCF                         44,443              0              44,443


        The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $121,004,189 and $51,591,649, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

        Neither Ryder Scott Company nor any of its employees has any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on our estimates of reserves and future cash inflows for the subject properties.


                                       Very truly yours,

                                       RYDER SCOTT COMPANY, L.P.




                                       Larry T. Nelms P. E.
                                       Senior Vice President

LTN:ph

                       EASTERN AMERICAN NATURAL GAS TRUST


                                  ----------


                              FINANCIAL STATEMENTS

                       as of December 31, 2001 and 2000
                             and for the years ended
                       December 31, 2001, 2000 and 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Unitholders and Bank of New York,
As Trustee for Eastern American Natural Gas Trust:


We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2001 and 2000, and the related statements of distributable income, and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Trust at December 31, 2001 and 2000, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001, on the basis of accounting described in Note 2.


/s/ PricewaterhouseCoopers LLP


Pittsburgh, Pennsylvania
March 8, 2002

                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                        AS OF DECEMBER 31, 2001 AND 2000


                                                                      2001                       2000
                                                                  ------------               ------------
Assets:

         Cash                                                     $      1,201               $        270
         Net Proceeds Receivable                                     1,957,988                  3,313,449
         Net Profits Interests in Gas Properties                    93,162,180                 93,162,180
         Accumulated Amortization                                  (49,992,199)               (45,511,230)
                                                                  ------------               ------------
              Total Assets                                        $ 45,129,170               $ 50,964,669
                                                                  ============               ============

Liabilities and Trust Corpus:

         Trust General and Administrative
              Expenses Payable                                    $    172,034               $    128,885
         Distributions Payable                                       1,787,155                  3,184,834
         Trust Corpus (5,900,000 Trust Units
              authorized and outstanding)                           43,169,981                 47,650,950
                                                                  ------------               ------------
              Total Liabilities and Trust Corpus                  $ 45,129,170               $ 50,964,669
                                                                  ============               ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST

                       STATEMENTS OF DISTRIBUTABLE INCOME
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999


                                                                        2001                 2000                   1999
                                                                    ------------          ------------          ------------
Royalty Income                                                      $ 13,260,202          $ 11,569,718          $  9,678,628


Operating Expenses:
       Taxes on production and property                                  900,951               784,871               660,089
       Operating cost charges                                            513,107               488,672               493,102
                                                                    ------------          ------------          ------------
            Total Operating Expenses                                   1,414,058             1,273,543             1,153,191
                                                                    ------------          ------------          ------------

Net Proceeds to the Trust                                             11,846,144            10,296,175             8,525,437


General and Administrative Expenses                                     (583,190)             (527,028)             (472,917)

Interest Income                                                            5,429                 7,588                 6,030

Cash Proceeds on Sale of Net Profits Interests                                 0                     0               503,434
                                                                    ------------          ------------          ------------

            Distributable Income                                    $ 11,268,383          $  9,776,735          $  8,561,984
                                                                    ============          ============          ============
Distributable Income Per Unit (5,900,000
            units authorized and outstanding)                       $     1.9099          $     1.6571          $     1.4512
                                                                    ============          ============          ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                       EASTERN AMERICAN NATURAL GAS TRUST
                      STATEMENTS OF CHANGES IN TRUST CORPUS
                               for the years ended
                        December 31, 2001, 2000 and 1999


                                                                 2001                   2000                   1999
                                                             ------------           ------------           ------------
Trust Corpus, Beginning of Period                            $ 47,650,950           $ 53,087,803           $ 58,820,498
Distributable Income                                           11,268,383              9,776,735              8,561,984
Distributions Paid or Payable to Unitholders                  (11,268,383)            (9,776,735)            (8,561,984)
Amortization of Net Profits Interests in
     Gas Properties                                            (4,480,969)            (5,436,853)            (5,732,695)
                                                             ------------           ------------           ------------
Trust Corpus, End of Period                                  $ 43,169,981           $ 47,650,950           $ 53,087,803
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

Four (4) of the remaining six (6) Development Wells were closely offset by third parties. Since the wells drilled by the third parties were within 1,000 feet of these Development Wells, Eastern American had a disagreement with the Trust over Eastern American's obligation to drill these closely offset Development Wells. The Trust has agreed that, in lieu of drilling these closely offset Development Wells Eastern American can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by the Ryder Scott Company.

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

                                   ----------


1. ORGANIZATION OF THE TRUST (CONTINUED):


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

                                 --------------

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

REVENUES AND EXPENSES:

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and election of the Unitholders. Thus, the Statements of Distributable Income purport to show distributable income, defined as Trust income available for distribution to Unitholders before application of those Unitholders additional expenses, if any, for depletion, interest income and expense, and income taxes.

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

                                 --------------


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

Net proceeds receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2001 and December 31, 2000 were received by the Trust and distributed to the Unitholders on March 15, 2002 and March 15, 2001, respectively.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                 --------------


5. RELATED PARTY TRANSACTIONS:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $306,662 for the year ended December 31, 2001, $259,848 for the year ended December 31, 2000, and $214,773 for the year ended December 31, 1999. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid Eastern American $276,528, $267,180 and $258,144 for overhead expenses for 2001, 2000 and 1999 respectively. Operating cost charges included in the Statement of Distributable Income are paid to Eastern American.

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

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                 --------------


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

The high and low closing prices of the Treasury Obligations, which have a $1,000 face principal amount, as quoted in the over-the-counter market for United States Treasury Obligations, are as follows:

                                                      HIGH             LOW
                                                     ------          -------

      Quarter ended March 31, 1999                $   481.88       $   429.45
      Quarter ended June 30, 1999                     448.70           407.50
      Quarter ended September 30, 1999                428.40           407.80
      Quarter ended December 31, 1999                 425.30           401.10

      Quarter ended March 31, 2000                $   443.70       $   396.70
      Quarter ended June 30, 2000                     454.70           420.40
      Quarter ended September 30, 2000                474.10           447.80
      Quarter ended December 31, 2000                 515.50           460.90

      Quarter ended March 31, 2001                $   532.30       $   501.20
      Quarter ended June 30, 2001                     524.90           494.30
      Quarter ended September 30, 2001                549.30           503.70
      Quarter ended December 31, 2001                 577.70           513.60


On December 31, 2001, 2000 and 1999, the closing price of the Treasury Obligations, as quoted on such market, was $526.10, $509.90 and $403.30, respectively.

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                 --------------


The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Unitholder receives the related Treasury obligation. As of December 31, 2001 and 2000, this option was exercised on Trust Units of 7,900 and 237,100 respectively.

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

The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants. Fixed gas prices were used during the Primary Term, which ended December 31, 1999. The gas prices used thereafter are based solely on the fourth quarter Variable gas price component.

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

                                 --------------



7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 1999 to December 31, 2001:


                                            ROYALTY        TERM        TOTAL
                                              NPI          NPI          NPI
                                            (MMCF)        (MMCF)       (MMCF)
                                            -------      -------      -------

  Balance, January 1, 1999                   15,853       14,127       29,980

  Production                                 (1,259)      (1,663)      (2,922)
  Revisions of previous estimates              (346)        (178)        (524)
                                            -------      -------      -------

  Balance, December 31, 1999                 14,248       12,286       26,534

  Production                                 (1,187)      (1,530)      (2,717)
  Revisions of previous estimates             1,922          728        2,650
                                            -------      -------      -------

  Balance, December 31, 2000                 14,983       11,484       26,467

  Production                                 (1,068)      (1,421)      (2,489)
  Revisions of previous estimates            (1,011)        (222)      (1,233)
                                            -------      -------      -------

  Balance, December 31, 2001                 12,904        9,841       22,745
                                            =======      =======      =======

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                 --------------



7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:


The Trust's share of proved developed gas reserves are as follows:


                                          ROYALTY      TERM        TOTAL
                                            NPI         NPI         NPI
                                          (MMCF)      (MMCF)      (MMCF)
                                          ------      ------      ------


      December 31, 1999                   14,248      12,286      26,534
                                          ======      ======      ======

      December 31, 2000                   14,983      11,484      26,467
                                          ======      ======      ======

      December 31, 2001                   12,904       9,841      22,745
                                          ======       =====      ======


Standardized  Measure of Discounted  Future Net Cash Flows  Relating to Proved
Reserves:

    The following is the standardized measure of discounted future net cash flows as of December 31, 2001 (in thousands):


                                          ROYALTY     TERM        TOTAL
                                           NPI         NPI         NPI
                                           ---         ---        ----

      Future cash inflows                $61,197     $41,224    $102,421
      Future production taxes             (3,334)     (1,916)     (5,249)
      Future production costs            (11,924)     (4,275)    (16,199)
                                         --------     -------   ---------

      Future net cash inflows             45,939      35,033      80,973
      10% discount factor                (25,930)    (12,614)    (38,545)
                                         --------    --------   ---------
      Standardized measure of discounted
        future net cash flows            $20,009     $22,419     $42,428
                                         =======     =======     =======

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                 --------------



7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

The following is the standardized measure of discounted future net cash flows as of December 31, 2000 (in thousands):

                                           ROYALTY       TERM         TOTAL
                                             NPI          NPI          NPI
                                          ---------    ---------    ---------

  Future cash inflows                     $ 101,949    $  72,235    $ 174,184
  Future production taxes                    (5,607)      (3,324)      (8,931)
  Future production costs                   (13,127)      (5,131)     (18,258)
                                          ---------    ---------    ---------

  Future net cash inflows                    83,215       63,780      146,995
  10% discount factor                       (48,141)     (24,134)     (72,275)
                                          ---------    ---------    ---------
  Standardized measure of discounted
    future net cash flows                 $  35,074    $  39,646    $  74,720
                                          =========    =========    =========


The following is the standardized measure of discounted future net cash flows as of December 31, 1999 (in thousands):

                                           ROYALTY        TERM        TOTAL
                                             NPI           NPI         NPI
                                          ---------    ---------    ---------

  Future cash inflows                     $  61,045    $  46,551    $ 107,596
  Future production taxes                    (3,349)      (2,125)      (5,474)
  Future production costs                   (11,732)      (4,793)     (16,525)
                                          ---------    ---------    ---------

  Future net cash inflows                    45,964       39,633       85,597
  10% discount factor                       (25,722)     (15,567)     (41,289)
                                          ---------    ---------    ---------

  Standardized measure of discounted
    future net cash flows                 $  20,242    $  24,066    $  44,308
                                          =========    =========    =========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                 --------------


7. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED), CONTINUED:

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes during 1999, 2000 and 2001 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):


                                              ROYALTY      TERM       TOTAL
                                                NPI         NPI         NPI
                                             --------    --------    --------

  Standardized measure, January 1, 1999      $ 19,619    $ 23,706    $ 43,325

  Net proceeds to the Trust                    (4,578)     (3,947)     (8,525)
  Revisions of previous estimates                (579)       (301)       (880)
  Accretion of discount                         1,962       2,371       4,333
  Net change in price and production costs      3,280       2,801       6,081
  Other                                           538        (564)        (26)
                                             --------    --------    --------

  Standardized measure, December 31, 1999    $ 20,242    $ 24,066    $ 44,308

  Net proceeds to the Trust                    (5,829)     (4,468)    (10,297)
  Revisions of previous estimates               5,426       2,055       7,481
  Accretion of discount                         2,024       2,407       4,431
  Net change in price and production costs     15,062      12,405      27,467
  Other                                        (1,851)      3,181       1,330
                                             --------    --------    --------

  Standardized measure, December 31, 2000    $ 35,074    $ 39,646    $ 74,720

  Net proceeds to the Trust                    (6,721)     (5,125)    (11,846)
  Revisions of previous estimates              (1,886)       (414)     (2,300)
  Accretion of discount                         3,507       3,965       7,472
  Net change in price and production costs    (13,327)     (9,638)    (22,965)
  Other                                         3,362      (6,015)     (2,653)
                                             --------    --------    --------

  Standardized measure, December 31, 2001    $ 20,009    $ 22,419    $ 42,428
                                             ========    ========    ========

                       EASTERN AMERICAN NATURAL GAS TRUST
                    NOTES TO FINANCIAL STATEMENTS, Continued

                                 --------------


8. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a summary of royalty income and distributable income declared per unit by quarter in 2001, 2000 and 1999 (all amounts in thousands except Distributable income per unit):


       2001                               MAR 31          JUNE 30         SEPT 30         DEC 31          TOTAL
                                          -----------------------------------------------------------------------
  Royalty income                          $ 4,307         $ 3,840         $ 2,872         $ 2,241         $13,260

  Distributable income                    $ 3,726         $ 3,311         $ 2,444         $ 1,787         $11,268

  Distributable income per unit           $0.6315         $0.5612         $0.4143         $0.3029         $1.9099



       2000                               MAR 31          JUNE 30         SEPT 30         DEC 31          TOTAL
                                          -----------------------------------------------------------------------

  Royalty income                          $ 2,216         $ 2,577         $ 3,090         $ 3,687         $11,570

  Distributable income                    $ 1,763         $ 2,190         $ 2,639         $ 3,185         $ 9,777

  Distributable income per unit           $0.2988         $0.3712         $0.4473         $0.5398         $1.6571


       1999                               MAR 31          JUNE 30         SEPT 30         DEC 31          TOTAL
                                          -----------------------------------------------------------------------

  Royalty income                          $ 2,361         $ 2,229         $ 2,636         $ 2,453         $ 9,679

  Distributable income                    $ 2,109         $ 1,931         $ 2,453         $ 2,069         $ 8,562

  Distributable income per unit           $0.3574         $0.3274         $0.4157         $0.3507         $1.4512
