Form 10-Q
period 2002-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2002-05-14
CIK 895474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

(Zip Code)

(312) 827-8553

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒               No   ☐

As of May 9, 2002, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended
	March 31
	2002	2001

Royalty Income	$1,771,268	$4,307,387

Operating Expenses:
Taxes on production and property	121,135	291,733
Operating cost charges	125,637	128,277

Total Operating Expenses	246,772	420,010

Net Proceeds to the Trust	1,524,496	3,887,377

General and Administrative Expenses	(165,450)	(162,937)

Interest Income	701	1,507

Cash Proceeds on Sale of Net Profits Interests	303,438	0

Distributable Income	$1,663,185	$3,725,947

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.2819	$0.6315

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2002	December 31, 2001
	(Unaudited)

Assets:

Cash	$701	$1,201
Net Proceeds Receivable	1,827,934	1,957,988
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(51,095,606)	(49,992,199)

Total Assets	$43,895,209	$45,129,170

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$165,450	$172,034
Distributions Payable	1,663,185	1,787,155
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	42,066,574	43,169,981

Total Liabilities and Trust Corpus	$43,895,209	$45,129,170

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Trust Corpus, Beginning of Period	$43,169,981	$47,650,950
Distributable Income	1,663,185	3,725,947
Distributions Payable to Unitholders	(1,663,185)	(3,725,947)
Amortization of Net Profits Interests in Gas Properties	(1,103,407)	(1,133,723)

Trust Corpus, End of Period	$42,066,574	$46,517,227

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

The Eastern American Natural Gas Trust (the “Trust”) was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American Energy Corporation (“Eastern American”), as grantor, Bank of Montreal Trust Company, as Trustee (“Trustee”), and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).  The Trust was formed to acquire and hold net profits interests (the “Net Profits Interests”) created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the “Underlying Properties”).  The Net Profits Interests consisted of a royalty interest in 322 wells and a term interest in the remaining wells and locations.  Prior to or on May 15, 2013, the Trustee is required to sell the royalty interests and liquidate the Trust.

On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit.  Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest (“Trust Unit”) in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury Obligation (“Treasury Obligation”) maturing on May 15, 2013.

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

NOTE 2.  Basis of Presentation

        The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.  The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.  The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 3.  Trust Accounting Policies

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders.  Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders before application of those Unitholders’ additional expenses, if any, for depletion, interest expense, and income taxes.  The Trust uses the accrual basis to recognize revenue, with Royalty Income recognized as reserves are extracted from properties and sold.  Expenses are also presented on an accrual basis.  Actual cash receipts will vary from the accrual of revenues due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation  (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

Amortization of the Net Profits Interests in Gas Properties is calculated on a units-of-production basis, whereby the Trust’s cost basis in the properties is divided by total Trust proved reserves to derive an amortization rate per reserve unit.  Such amortization does not reduce distributable income, rather it is charged directly to Trust Corpus.

NOTE 4. Income Taxes

The Trust is a grantor trust and is not required to pay federal or state income taxes.  Accordingly, no provision for federal or state income taxes has been made.  All income is taxed to the Unitholders of the Trust.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        The Trustee and Eastern American, its officers or its agents on behalf of the Trust may, from time to time, make forward-looking statements (other than statements of historical fact).  When used herein, the words “anticipates,” “expects,” “believes,” “intends” or “projects” and similar expressions are intended to identify forward-looking statements.  To the extent that any forward-looking statements are made, the Trust is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust.  In addition, the Trust’s future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties.  As a result of variations in such factors, actual results may differ materially from any forward-looking statements.  Some of these factors are described below.  The Trustee and Eastern American, disclaims any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and by the statements in the Annual Report on Form 10-K.

General

The Trust does not conduct any operations or activities.  The Trust’s purpose is, in general, to hold the Net Profits Interests, to distribute the cash proceeds to Unitholders which the Trust receives in respect of the Net Profits Interests (net of Trust expenses), and to perform certain administrative functions in respect of the Net Profits Interests and the Depositary Units.  Accordingly, the Trust derives substantially all of its income and cash flows from the Net Profits Interests.  The Trust has no source of liquidity or capital resources other than the cash flows from the Net Profits Interests.

The Net Profits Interests were created pursuant to conveyances (the “Conveyances”) from Eastern American to the Trust.  In connection therewith, Eastern American assigned its rights under a gas purchase contract (the “Gas Purchase Contract”) which obligates Eastern Marketing Corporation, a subsidiary of Eastern American, to purchase all of the natural gas produced from the Underlying Properties which is attributable to the Net Profits Interests.

The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter.  “Net Proceeds” for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to “Chargeable Costs” for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract.  “Chargeable Costs” is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the “Operating Cost Charge”, “Capital Costs” and “Taxes”. The “Operating Cost Charge” for 2002 is based on an annual rate of $503,354, and for 2001 was an annual rate of $513,106. In subsequent years, the Operating Cost Charge will fluctuate based on the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the

United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year.  The Operating Cost Charge was not increased as Development Wells were completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned.  “Capital Costs” means Eastern American’s working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells.  “Taxes” means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust’s interest in the Underlying Properties, or production therefrom.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended March 31, 2002, an additional volume of 5,833 Mcf was delivered to the Trust, as compared to 6,625 Mcf for the quarter ended March 31, 2001.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Development Wells.)

    During the quarter ended March 31, 2002, a Coal Lessee contacted Eastern American and inquired as to whether it would sell the Western Pocahontas # 7 Well which is a well in which the Trust owns a Net Profits Interest.

    The Coal Lessee stated that the well would materially interfere with the Coal Lessee’s proposed mining operations.

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

    As a result, and in an effort to avoid litigation, the Trust and Eastern American entered into a Settlement Agreement and Release of All Claims with the Coal Lessee pursuant to which Eastern agreed to sell the subject well for the amount of $426,187.  The Trust’s share of the proceeds of $303,438 was distributed to the Trust during the quarter ended March 31, 2002.

     The Coal Lessee has subsequently notified Eastern American that it plans to purchase two additional wells, the Western Pocahontas # 8 and #10, in which the Trust owns a net profits interest.  It is expected that the proceeds from the sales of these wells will be agreed upon and received during the quarter ended June 30, 2002, and the Trust’s share of the proceeds will be included in Distributable Income for that quarter.

Comparison of Results of Operations for Three Months Ended March 31, 2002 and Three Months Ended March 31, 2001

    The Trust’s distributable income was $1,663,185 for the three months ended March 31, 2002 as compared to $3,725,947 for the three months ended March 31, 2001.  This decrease was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.041 per Mcf for the three months ended March 31, 2002; $6.816 per Mcf for the three months ended March 31, 2001).  This decrease was also due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2002 (581 Mmcf) as compared to the three months ended March 31, 2001 (630 Mmcf).  The decline in production is primarily attributable to natural production declines and the required plugging and abandonment of Western Pocahontas #7 in the current period. Taxes on production and property were $121,135 for the three months ended March 31, 2002 as compared to $291,733 for the three months ended March 31, 2001.  This decrease was due to the decrease in Royalty Income for the three months ended March 31, 2002 ($1,771,268) as compared to the three months ended March 31, 2001 ($4,307,387).  The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $303,438 for the quarter ended March 31, 2002, while no such sales were recognized in the corresponding prior quarter.

    The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.041 per Mcf for the three months ended March 31, 2002 and $6.816 per Mcf for the three months ended March 31, 2001.  The price per Mcf was lower for the three months ended March 31, 2002 than for the corresponding three month period ended March 31, 2001 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.465 per Dth for the three months ended March 31, 2002; $5.896 per Dth for the three months ended March 31, 2001).

PART II — OTHER INFORMATION

ITEM 1.     Legal Proceedings.

None.

ITEM 2.    Changes in Securities.

None.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.   Other Information.

      For the calendar quarter ended March 31, 2002, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $548.40 and $516.20 respectively.  On March 31, 2002 the closing price of the Treasury Obligations, as quoted on such market, was $518.00.

     The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of March 31, 2002, this option was exercised on 7,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

 ITEM 6.   Exhibits and Reports on Form 8-K.

           (a)       Exhibits

None

           (b)       Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended

March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN AMERICAN NATURAL GAS TRUST

By: Bank of New York, Trustee
/s/Robert Foltz

Name:	Robert Foltz
Title:	Agent

Date: May 14, 2002

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.