Form 10-Q
period 2002-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2002-08-13
CIK 895474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒              No   ☐

As of August 12, 2002, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I — FINANCIAL INFORMATION

             ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30		June 30

	2002	2001	2002	2001

Royalty Income	$3,963,220	$8,147,876	$2,191,952	$3,840,489

Operating Expenses:
Taxes on production and property	271,167	550,493	150,032	258,760
Operating cost charges	251,274	256,554	125,637	128,277

Total Operating Expenses	522,441	807,047	275,669	387,037

Net Proceeds to the Trust	3,440,779	7,340,829	1,916,283	3,453,452

General and Administrative Expenses	(320,465)	(306,687)	(155,015)	(143,750)

Interest Income	1,017	2,952	316	1,445

Cash Proceeds on Sale of Net Profits Interests	492,043	0	188,605	0

Distributable Income	$3,613,374	$7,037,094	$1,950,189	$3,311,147

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.6124	$1.1927	$0.3305	$0.5612

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 20, 2002	December 31, 2001
	(Unaudited)

Assets:

Cash	$316	$1,201
Net Proceeds Receivable	2,104,888	1,957,988
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(52,200,932)	(49,992,199)

Total Assets	$43,066,452	$45,129,170

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$155,015	$172,034
Distributions Payable	1,950,189	1,787,155
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	40,961,248	43,169,981

Total Liabilities and Trust Corpus	$43,066,452	$45,129,170

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

Trust Corpus, Beginning of Period	$43,169,981	$47,650,950
Distributable Income	3,613,373	(7,037,094)
Distributions Payable to Unitholders	(3,613,373)	7,037,094
Amortization of Net Profits Interests in Gas Properties	(2,208,733)	(2,220,866)

Trust Corpus, End of Period	$40,961,248	$45,430,084

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended June 30, 2002, an additional volume of 5,260 Mcf was delivered to the Trust, as compared to 5,833 Mcf for the quarter ended June 30, 2001.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Development Wells.)

During the quarter ended March 31, 2002, a Coal Lessee contacted Eastern American and inquired as to whether it would sell the Western Pocahontas # 7, # 8 and # 10 Wells which are wells in which the Trust owns a Net Profits Interest.

The Coal Lessee stated that the wells would materially interfere with the Coal Lessee’s proposed mining operations.

Eastern American reviewed the Trust Agreement and production from these wells to determine if it could cause the Trust to sell its Net Profits Interest in the Wells.  Upon review, it was discovered that the Net Profits Interest associated with the Western Pocahontas # 7 well accounted for more than .25% of the total production from the Underlying Properties for the prior twelve (12) month period.  Eastern American advised the Coal Lessee that it could not sell this well.

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

As a result, and in an effort to avoid litigation, the Trust and Eastern American entered into a Settlement Agreement and Release of All Claims with the Coal Lessee pursuant to which Eastern agreed to sell the Western Pocahontas # 7 well for the amount of $426,187 during the quarter ended March 31, 2002.  The Trust’s share of the proceeds of $303,438 was distributed to the Trust during the quarter ended March 31, 2002.

During the quarter ended June 30, 2002, the Coal Lessee purchased the two additional wells, the Western Pocahontas # 8 and #10, in which the Trust owns a net profits interest for the amount of $209,561.  The Trust’s share of the proceeds of $188,605 was included in the Distributed Income of the Trust during the quarter ended June 30, 2002.

Comparison of Results of Operations for Three Months Ended June 30, 2002 and Three Months Ended June 30, 2001

The Trust’s distributable income was $1,950,189 for the three months ended June 30, 2002 as compared to $3,311,147 for the three months ended June 30, 2001.  This decrease was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.776 per Mcf for the three months ended June 30, 2002; $6.372 per Mcf for the three months ended June 30, 2001).  This decrease was also due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2002 (582 Mmcf) as compared to the three months ended June 30, 2001 (604 Mmcf).  The decline in production is primarily attributable to natural production declines and the required plugging and abandonment of  wells.  Taxes on production and property were $150,032 for the three months ended June 30, 2002 as compared to $258,760 for the three months ended June 30, 2001.  This decrease was due to the decrease in Royalty Income for the three months ended June 30, 2002 ($2,191,952) as compared to the three months ended June 30, 2001 ($3,840,489).  The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $188,605 for the quarter ended June 30, 2002, while no such sales were recognized in the corresponding prior quarter.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.776 per Mcf for the three months ended June 30, 2002 and $6.372 per Mcf for the three months ended June 30, 2001.  The price per Mcf was lower for the three months ended June 30, 2002 than for the corresponding three month period ended June 30, 2001 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.133 per Dth for the three months ended June 30, 2002; $5.493 per Dth for the three months ended June 30, 2001).

Comparison of Results of Operations for Six Months Ended June 30, 2002 and Six Months Ended June 30, 2001

The Trust’s distributable income was $3,613,374 for the six months ended June 30, 2002 as compared to $7,037,094 for the six months ended June 30, 2001.  This decrease was due to a decrease in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($3.409 per Mcf for the six months ended June 30, 2002; $6.594 per Mcf for the six months ended June 30, 2001).  This decrease was also due to a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2002 (1,164 Mmcf) as compared to the six months ended June 30, 2001 (1,234 Mmcf).  The decline in production is primarily attributable to natural production declines and the required plugging and abandonment of wells.  Taxes on production and property were $271,167 for the six months ended June 30, 2002 as compared to $550,493 for the six months ended June 30, 2001.  This decrease was due to the decrease in Royalty Income for the six months ended June 30, 2002 ($3,963,220) as compared to the six months ended June 30, 2001 ($8,147,876).  The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $492,043 for the six months ended June 30, 2002, while no such sales were recognized in the corresponding prior quarter.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.409 per Mcf for the six months ended June 30, 2002 and $6.594 per Mcf for the six months ended June 30, 2001.  The average price per Mcf was lower for the six months ended June 30, 2002 than for the corresponding six month period ended June 30, 2001 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.799 per Dth for the six months ended June 30, 2002; $5.695 per Dth for the six months ended June 30, 2001).

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 2.	Changes in Securities.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

For the calendar quarter ended June 30, 2002, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $566.40 and $518.10 respectively.  On June 30, 2002 the closing price of the Treasury Obligations, as quoted on such market, was $561.30.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of June 30, 2002, this option was exercised on 7,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

ITEM 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

None

	(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN AMERICAN NATURAL GAS TRUST

By: Bank of New York, Trustee

/s/ Cassandra Shedd

Cassandra Shedd
Assistant Vice President
Bank of New York
Title: Agent

Date: August 14, 2002

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.

The Registrant also has no chief executive officer or chief financial officer, and therefore this periodic report is not accompanied by a written statement of any such person pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.