Form 10-Q
period 2002-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2002-11-19
CIK 895474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
|X|                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                                The Bank of New York
                        Care of BNY Midwest Trust Company
                             2 North Lasalle Street
                             Chicago, Illinois 60602
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes   |X|               No   |_|

As of November 19, 2002, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.


                                                                 16
                                                   PART I - FINANCIAL INFORMATION

                                                    ITEM 1. Financial Statements

                                                 EASTERN AMERICAN NATURAL GAS TRUST

                                                 STATEMENTS OF DISTRIBUTABLE INCOME
                                                             (Unaudited)

                                                            Nine Months Ended                      Three Months Ended
                                                              September 30                           September 30


                                                2002                  2001              2002                 2001
                                                ----                  ----              ----                 ----

Royalty Income                                  $6,412,497            $11,020,013       $2,449,277           $2,872,137

Operating Expenses:
         Taxes on production and property          436,647                747,026          165,480              196,533
         Operating cost charges                    376,506                384,831          125,232              128,277
                                                   -------                -------           -------             -------

         Total Operating Expenses                  813,153              1,131,857          290,712              324,810
                                                   -------              ---------          -------              -------

Net Proceeds to the Trust                        5,599,344              9,888,156        2,158,565            2,547,327


General and Administrative Expenses               (449,823)              (411,156)        (129,358)            (104,469)

Interest Income                                      1,404                  4,228              387                1,276

Cash Proceeds on Sale of Net Profits Interests     492,043                      0                0                    0
                                                  --------                -------          -------              -------


         Distributable Income                   $5,642,968             $9,481,228       $2,029,594           $2,444,134
                                                ==========             ==========       ===========          ==========

Distributable Income Per Unit (5,900,000
      Trust Units authorized and outstanding)      $0.9564                $1.6070          $0.3440              $0.4143
                                                   =======                =======          =======              =======



The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                               September 30, 2002       December 31, 2001
                                               ------------------       -----------------
                                                   (Unaudited)
Assets:

    Cash                                           $   387               $   1,201
    Net Proceeds Receivable                      2,158,565               1,957,988
    Net Profits Interests in Gas Properties     93,162,180              93,162,180
    Accumulated Amortization                   (53,355,617)            (49,992,199)
                                               -----------              ----------

       Total Assets                            $41,965,515             $45,129,170
                                               ===========             ===========



Liabilities and Trust Corpus:

    Trust General and Administrative
         Expenses Payable                        $ 129,358               $ 172,034
    Distributions Payable                        2,029,594               1,787,155
    Trust Corpus (5,900,000 Trust Units
         authorized and outstanding)            39,806,563              43,169,981
                                                ----------              ----------

       Total Liabilities and Trust Corpus      $41,965,515             $45,129,170
                                               ===========             ===========


The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST

                      STATEMENT OF CHANGES IN TRUST CORPUS
                                   (Unaudited)


                                                 Nine Months           Nine Months
                                                    Ended                 Ended
                                               September 30, 2002      September 30, 2001
                                               ------------------      ------------------
Trust Corpus, Beginning of Period               $43,169,981            $47,650,950
Distributable Income                              5,642,968              9,481,228
Distributions Payable to Unitholders             (5,642,968)            (9,481,228)

Amortization of Net Profits Interests in
     Gas Properties                              (3,363,418)            (3,366,575)
                                                 ----------             ----------
Trust Corpus, End of Period                     $39,806,563            $44,284,375
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

NOTE 2.  Basis of Presentation

     The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

     The Trustee and Eastern American, its officers or its agents on behalf of the Trust may, from time to time, make forward-looking statements (other than statements of historical fact). When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trust is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust. In addition, the Trust's future results of operations and other forward-looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward-looking statements. Some of these factors are described below. The Trustee and Eastern American, disclaims any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and by the statements in the Annual Report on Form 10-K.

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

     The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to "Chargeable Costs" for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The "Operating Cost Charge" for 2002 is based on an annual rate of $503,354, and for 2001 was an annual rate of $513,106. In subsequent years, the Operating Cost Charge will fluctuate based on the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but not more than 5% per year. The Operating Cost Charge was not increased as Development Wells were completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

     Pursuant to the Gas Purchase Contract, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price. The Index Price for any quarter is determined solely by reference to the Variable Price component. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined below), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub that is traded on the New York Mercantile Exchange.

     Accordingly, the Index Price payable to the Trust for production may be higher or lower based on the fluctuations in natural gas futures prices during the relevant calculation period. The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to its Unitholders.

     Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2002, an additional volume of 5,260 Mcf was delivered to the Trust, as compared to 5,833 Mcf for the quarter ended September 30, 2001. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 2001 for a more complete description of the Development Wells.)

     During the quarter ended March 31, 2002, a Coal Lessee contacted Eastern American and inquired as to whether it would sell the Western Pocahontas # 7, # 8 and # 10 Wells which are wells in which the Trust owns a Net Profits Interest.

     The Coal Lessee stated that the wells would materially interfere with the Coal Lessee's proposed mining operations.

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

     Subsequent thereto the Coal Lessee insisted that the well needed to be plugged in order for them to proceed with their proposed mining operations. The Coal Lessee took the position that the coal estate was the dominant estate and that, under the applicable oil and gas lease and case law, the Coal Lessee could cause the Trust and Eastern American to plug and abandon the well so long as the Coal Lessee fairly compensated the Trust and Eastern American. While Eastern American and the Trust did not necessarily agree with the Coal Lessee position, the Coal Lessee threatened to institute a Declaratory Judgment Action to determine the respective interest of the parties.

     As a result, and in an effort to avoid litigation, the Trust and Eastern American entered into a Settlement Agreement and Release of All Claims with the Coal Lessee pursuant to which Eastern agreed to sell the Western Pocahontas # 7 well for the amount of $426,187 during the quarter ended March 31, 2002. The Trust's share of the proceeds of $303,438 was distributed to the Trust during the quarter ended March 31, 2002.

     During the quarter ended June 30, 2002, the Coal Lessee purchased the two additional wells, the Western Pocahontas # 8 and #10, in which the Trust owns a net profits interest for the amount of $209,561. The Trust's share of the proceeds of $188,605 was included in the Distributable Income of the Trust during the quarter ended June 30, 2002.

Comparison of Results of Operations for Three Months Ended September 30, 2002 and Three Months Ended September 30, 2001
-----------------------------------------

     The Trust's Distributable Income was $2,029,594 for the three months ended September 30, 2002, as compared to $2,444,134 for the three months ended September 30, 2001. This decrease was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($4.028 per Mcf for the three months ended September 30, 2002; $4.514 per Mcf for the three months ended September 30, 2001). This decrease was also due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2002 (608 Mmcf), as compared to the three months ended September 30, 2001 (636 Mmcf). The decline in production is primarily attributable to natural production declines and the sale of wells. Taxes on production and property were $165,480 for the three months ended September 30, 2002, as compared to $196,533 for the three months ended September 30, 2001. This decrease was due to the decrease in Royalty Income for the three months ended September 30, 2002 ($2,449,277), as compared to the three months ended September 30, 2001 ($2,872,137).

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $4.028 per Mcf for the three months ended September 30, 2002 and $4.514 per Mcf for the three months ended September 30, 2001. The price per Mcf was lower for the three months ended September 30, 2002, than for the corresponding three month period ended September 30, 2001, due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.362 per Dth for the three months ended September 30, 2002; $3.804 per Dth for the three months ended September 30, 2001).

Comparison of Results of Operations for Nine Months Ended September 30, 2002 and Nine Months Ended September 30, 2001
----------------------------------------

     The Trust's distributable income was $5,642,968 for the nine months ended September 30, 2002, as compared to $9,481,228 for the nine months ended
September 30, 2001. This decrease was due to a decrease in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($3.615 per Mcf for the nine months ended September 30, 2002; $5.901 per Mcf for the nine months ended September 30, 2001). This decrease was also due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2002 (1,772 Mmcf), as compared to the nine months ended September 30, 2001 (1,870 Mmcf). The decline in production is primarily attributable to natural production declines and the sale of wells. Taxes on production and property were $436,647 for the nine months ended September 30, 2002, as compared to $747,026 for the nine months ended September 30, 2001. This decrease was due to the decrease in Royalty Income for the nine months ended September 30, 2002 ($6,412,497), as compared to the nine months ended September 30, 2001 ($11,020,013). The Distributable Income includes Cash Proceeds on Sale of Net Profits Interests of $492,043 for the nine months ended September 30, 2002, while no such sales were recognized in the nine months ended September 30, 2001.

     The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.615 per Mcf for the nine months ended September 30, 2002, and $5.901 per Mcf for the nine months ended September 30, 2001. The average price per Mcf was lower for the nine months ended September 30, 2002, than for the corresponding nine month period ended September 30, 2001, due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.987 per Dth for the nine months ended September 30, 2002; $5.064 per Dth for the nine months ended September 30, 2001).

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Trust does not utilize market risk sensitive instruments.

ITEM 4.  Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owner, Eastern American Energy Corporation ("Eastern American"), to The Bank of New York, as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

     Within 90 days of the date of this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Robert Foltz, as Agent of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

     Due to the contractual arrangements of (i) the Trust Agreement, and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

     o Eastern American and its consolidated subsidiaries manage (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not manage this information, and relies entirely on Eastern American to provide accurate and timely information when requested for use in the Trust's reports.

     o Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does rely, upon certain experts in good faith, including
          (i) the  independent  reserve  engineer  with  respect  to the  annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors the Trustee has contracted with respect to the annual audit and quarterly reviews of financial data provided by Eastern American. Other than contracting independent auditors and reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the Trustee makes no independent or direct verification of this financial or other information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

     The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

     Changes in Internal Controls. To the knowledge of the Trustee, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect the Trust's internal controls subsequent to the date the Trustee completed its evaluation. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Eastern American.

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.

           None.

ITEM 2.    Changes in Securities.

           None.

ITEM 3.    Defaults Upon Senior Securities.

           None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

           None.

ITEM 5.    Other Information.

     For the calendar quarter ended September 30, 2002, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $644.20 and $560.70 respectively. On September 30, 2002, the closing price of the Treasury Obligations, as quoted on such market, was $644.20.

     The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2002, this option was exercised on 57,900 Trust Units. (See the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

ITEM 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

Exhibit
Number     Description
------     -----------

3.1* Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust

4.1*     Specimen Depositary Receipt

4.2*     Form of NPI Royalty Deposit Agreement

10.1*    Form of Conveyance

10.2*    Form of Term NPI Conveyance

10.3*    Form  of  Gas  Purchase   Contract  between  Eastern  American  Energy
         Corporation,   Eastern  American  Marketing  Corporation  and  Eastern
         American Natural Gas Trust

10.5* Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation

10.6*    Form of Assignment and Standby Performance Agreement

99.1** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


---------------------
* Incorporated by reference to the indicated exhibits to filings previously made by the Registrant with the Securities and Exchange Commission. All references are to the Registrant's Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

** Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K dated November 19, 2002.

               (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EASTERN AMERICAN NATURAL GAS TRUST

                                 By:  The Bank of New York, Trustee

                                 /s/  Robert Foltz
                                 -----------------
                                 Name:  Robert Foltz
                                 Title: Agent


Date: November 19, 2002

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.

                                  CERTIFICATION

I, Robert Foltz, Certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eastern American Natural Gas Trust, for which The Bank of New York acts as Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such controls and procedures to be established and maintained, for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this   quarterly   report  my   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves any persons who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     In giving the foregoing certifications in paragraph 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Eastern American Energy Corporation.

                                                    /s/  Robert Foltz
                                                    -----------------
                                                    Robert Foltz
                                                    Agent
                                                    The Bank of New York

Date:  November 19, 2002




02662-0161.#364160