Form 10-K
period 2002-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2003-04-01
CIK 895474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

     As of March 15, 2003, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust have been issued, remain outstanding and are held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 107,900 Units of Beneficial Interest have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement (the "Withdrawn Units").

     The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on March 14, 2003 of $19.15 was approximately $113 million.

     Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

                                     PART I

Item   1.    Business ........................................................1
             Description of the Trust ........................................1
             The Net Profits Interests .......................................2
             The Underlying Properties .......................................6
             Competition and Markets .........................................8
             Regulation of Natural Gas .......................................8
             Health, Safety and Environmental Regulation .................... 8
             Description of Trust Units and Depositary Units .................9
             Federal Income Tax Matters .....................................11
             State Tax Considerations .......................................17
             Available Information ..........................................18
Item   2.    Properties .....................................................18
Item   3.    Legal Proceedings ..............................................18
Item   4.    Submission of Matters to a Vote of Unitholders .................18

                                     PART II

Item   5.    Market for the Registrant's Common Equity
                   and Related Matters ..................................... 19
Item   6.    Selected Financial Data ........................................19
Item   7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ......................20
Item   7A.   Quantitative and Qualitative Disclosure About Market Risk ......22
Item   8.    Financial Statements and Supplementary Data ....................22
Item   9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure ......................22

                                    PART III

Item   10.   Directors and Executive Officers of the Registrant .............23
Item   11.   Executive Compensation .........................................23
Item   12.   Security Ownership of Certain Beneficial Owners
                   and Management ...........................................23
Item   13.   Certain Relationships and Related Transactions .................23
Item   14.   Controls and Procedures ........................................23

                                     PART IV

Item   15.   Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K ......................................23

SIGNATURES ..................................................................25

CERTIFICATION ...............................................................25

                                     PART I

Item 1. Business

                            DESCRIPTION OF THE TRUST

Definitions

     As used herein, the following terms have the meanings indicated: "Mcf" means thousand cubic feet of gas, "MMcf" means million cubic feet of gas, "Bbl" means barrel (approximately 42 U.S. gallons), and "MBbl" means thousand barrels, "Btu" means British thermal units and "MMBtu" means million British thermal units.

Cautionary Statement

     The Trustee, its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (other than statements of historical fact). In addition, this Report on Form 10-K may contain forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust. In addition, the Trust's future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward-looking statements. Some of these factors are described below. The Trustee disclaims any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

     The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee ("Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations located in West Virginia and Pennsylvania (the "Underlying Properties"). A portion of the production from the wells burdened by the Net Profits Interests was intended to be eligible for credits ("Section 29 Credits") under the Internal Revenue Code of 1986 for production of gas from Devonian shale or tight formations. The Net Profits Interests to be acquired consisted of a royalty interest in 322 wells and a term interest in the remaining wells and locations. Eastern American was obligated to drill and complete, at its expense, 65 development wells (the "Development Wells") on the development well locations conveyed to the Trust. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells (see Note 1 of Financial Statements attached as Annex B). After May 15, 2012 and prior to or on May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell the remaining royalty interests and liquidate the Trust.

     On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit. Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on May 15, 2013. Holders of Depositary Units may withdraw the Treasury Obligations associated with the Trust Units see "Description of Trust Units and Depositary Units". Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was retained by Eastern American in consideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993.

     Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust. Consequently, The Bank of New York serves as Trustee.

     The Net Profits Interests are passive in nature, and neither the Trustee nor the Delaware Trustee has management control or authority over, nor any responsibility relating to, the operation of the Underlying Properties (defined below) subject to the Net Profits Interests. The Trust Agreement provides, among other things, that: the Trust shall not engage in any business or commercial activity or acquire any asset other than the Net Profits Interests initially conveyed to the Trust; the Trustee may establish a reserve for payment of any liability which is contingent, uncertain in amount or that is not currently due and payable; the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to holders of Depositary Units ("Unitholders") and the Trustee will make quarterly cash distributions to Unitholders from funds of the Trust. The discussion of terms of the Trust Agreement contained herein is qualified in its entirety by reference to the Trust Agreement itself, which is incorporated by reference as an exhibit to this Form 10-K and is available upon request from the Trustee.

     The Trust is responsible for paying the Trustee's Fee and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2002 were $45,000. The total of all Trustee fees and Trust administrative expenses for 2002 was $308,713. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2002, the Trust paid Eastern American an overhead reimbursement of $286,208, which will increase by 3.5% per year, payable quarterly.

     The following descriptions of the Net Profits Interests, and the calculation of amounts payable to the Trust in respect thereof, are subject to and qualified by the more detailed provisions of the Conveyances, as defined below, incorporated by reference as exhibits to this Form 10-K and available upon request from the Trustee. The information contained herein relating to the operations of the Underlying Properties, as well as information upon which the reserve figures and financial information contained herein were derived, was furnished to the Trust by Eastern American.

                            THE NET PROFITS INTERESTS

The Conveyances

     The Net Profits Interests ("NPI") were conveyed to the Trust pursuant to two Conveyances - one conveying the Royalty NPI (the "Royalty NPI Conveyance") and the other conveying the Term NPI (the "Term NPI Conveyance", and together with the Royalty NPI Conveyance, the "Conveyances"). In limited circumstances, Eastern American may transfer the Underlying Properties and require the Trust to release the Net Profits Interests, subject to payment to the Trust of the fair value of the interests released. See "Sale and Abandonment of Underlying Properties; Sale of Royalty NPI."

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

     The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2002, 18,319 MMcf of such gas had been produced.

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

Calculation of Net Proceeds

     The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to Chargeable Costs, as defined below, for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. If, for any reason, the Gas Purchase Contract terminates prior to the Liquidation Date, "Net Proceeds" will mean an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to Chargeable Costs for such quarter, multiplied by (b) the applicable price for such quarter determined in accordance with the Conveyances. Pursuant to the Conveyances, the Trust is not entitled to receive any natural gas liquids produced from the Underlying Properties or any proceeds relating thereto.

     "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes" (as defined in the Conveyances). The Operating Cost Charge for 2002 was $501,738, for 2001 was $513,107 and for 2000 was $488,672. In 2003
and subsequent years, the Operating Cost Charge will fluctuate based on changes in the index of average weekly earnings of Crude Petroleum and Gas Production Workers (published by the United States Department of Labor, Bureau of Labor Statistics), but will not increase more than 5% per year. The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs are defined as Eastern American's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on Eastern American's or the Trust's interests in the Underlying Properties, or production therefrom.

     Although the Trust indirectly bears a share of Chargeable Costs in the calculation of Net Proceeds, the Trust is not directly liable for any share of the costs, risks, and liabilities associated with the ownership or operation of the Underlying Properties. If the Trust ever receives payments in excess of the Net Proceeds or other amounts it was not entitled to receive, the Trust will not be required to refund the money, but Eastern American may recover the amount of such overpayments from future distributions in accordance with the Conveyances.

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

     Under the Gas Purchase Contract, through the Primary Term ending December 31, 1999, Eastern Marketing purchased gas from the Trust at an Index Price calculated based on a Fixed Price component (escalating at 5% a year and carrying a 66-2/3% weighting) and a Variable Price component (varying with the Henry Hub market price as described below and carrying a 33-1/3% weighting), subject to a minimum Floor Price (as defined in the Gas Purchase Contract). Since January 1, 2000, and the end of the Primary Term, Eastern Marketing has purchased gas from the Trust at an Index Price composed only of the Variable Price component, and not subject to any minimum Floor Price. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of
(i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and
(iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

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

     The Trust Agreement provides that the Trustee may not agree to any amendment to the Gas Purchase Contract which would materially and adversely affect the revenues to the Trust without the approval of the holders of a majority of the outstanding Trust Units. The Trust Agreement also provides that the Gas Purchase Contract may not be terminated by the Trust without the approval of the holders of a majority of the outstanding Trust Units. The Gas Purchase Contract and the Trust Agreement have been filed as exhibits to this Form 10-K by reference to materials previously filed with the Securities and Exchange Commission. See Part IV, Item 15, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K". The foregoing summary of the principal provisions of the Gas Purchase Contract, and certain provisions of the Trust Agreement, is qualified in its entirety by reference to the terms of such agreements as set forth in such exhibits.

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

Distributions and Income Computations

     The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 2002 were $0.28, $0.33, $0.34, and $0.37 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

     The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the holders of record to whom the Quarterly Distribution Amount was or will be distributed. Assuming that the Trust will be classified for tax purposes as a "grantor trust," the net taxable income will be realized by the holders for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Thus, a Unitholder's taxable income for a taxable year may differ from the cash the Unitholder receives during that year. In addition, taxable income of a holder will differ from the Quarterly Distribution Amount because the Treasury Obligations will be treated as generating interest income for tax purposes. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters, etc. See "Federal Income Tax Matters."

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

Sale and Abandonment of Underlying Properties; Sale of Royalty NPI

     Eastern American and any transferees have the right to abandon any well or working interest included in the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between Eastern American and the Trust in determining whether a well is capable of producing in paying quantities, Eastern American is required under the Conveyances to make any such determination as would a reasonably prudent operator in the Appalachian Basin if it were acting with respect to its own properties, disregarding (i) the existence of the Net Profits Interests as a burden on such property and (ii) the direct or indirect effect, financial or otherwise, on Eastern American or any of its affiliates that may result from the performance by Eastern Marketing of its obligations under the Gas Purchase Contract.

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

     Eastern American may sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trust or the Unitholders. In addition, prior to January 1, 2003, Eastern American may, without the consent of the Trust or the Unitholders, require the Trust to release Net Profits Interests associated with any well accounting for 0.25% or less of the total production from the Underlying Properties in the prior 12 months, provided that such releases cannot exceed five (5) wells during any 12 month period. In addition, until January 1, 2010, such releases cannot exceed an aggregate value to the Trust of $500,000 during any 12-month period. Sales subsequent to that time may be made without regard to dollar limitations. These releases will be made only in connection with a sale by Eastern American of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interests (taking into account the existence of the Gas Purchase Contract with respect to the gas attributable to the Net Profits Interests to be released). Any proceeds paid to the Trust are distributable to Unitholders for the quarter in which they are received.

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

                            THE UNDERLYING PROPERTIES

General

     The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2002, such properties consisted of 678 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2002, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 20,634 MMcf. (See "Reserves").

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

     The Underlying Properties initially included 65 specified development well locations for the drilling of the Development Wells by Eastern American. Eastern American was obligated to bear the costs of drilling and completing the Development Wells. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. (see Note 1 of Financial Statements attached as Annex B)

     Eastern American acquired its interests in the Underlying Properties under or through (i) oil and gas leases granted by the mineral owner directly to Eastern American, (ii) assignments of oil and gas leases by the lessee who originally obtained the leases from the mineral owner, (iii) farmout agreements that grant Eastern American the right to earn interests in the properties covered by such agreements by drilling wells and (iv) the acquisitions of oil and gas interests by Eastern American.

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

Reserves

     Proved Reserves of Underlying Properties and Net Profits Interests. The following table sets forth, as of December 31, 2002, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2002 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with existing securities law requirements. A copy of the Reserve Report is included as Exhibit A hereto.

                                   Proved Gas Reserves
                            --------------------------------
                                         (MMcf)                            Discounted
                                                              Estimated    Estimated
                                                              Future Net   Future Net
                            Developed  Undeveloped     Total  Revenues(2)  Revenues(2)
                            ---------  -----------  --------  -----------  -----------

                                                                (Dollars in thousands)
Underlying Properties(1)       40,904            0    40,904     $143,931     $ 59,963
                             ========     ========  ========     ========     ========

Net Profits Interests:
     Royalty NPI ........      12,025            0    12,025     $ 53,743     $ 22,953
     Term NPI ...........       8,609            0     8,609       38,472       25,358
                             --------     --------  --------     --------     --------

          Total .........      20,634            0    20,634     $ 92,215     $ 48,311
                             ========     ========  ========     ========     ========

----------
(1) Reserve volumes and estimated future net revenues for Underlying Properties reflect volumes and revenues distributable to Eastern American's entire net revenue interest with respect to the Underlying Properties.

(2)  The effects of depreciation, depletion and federal income tax, including
     Section 29 Credits, have not been taken into account in estimating future net revenues. Estimated future net revenues and discounted estimated future net revenues are not intended, and should not be interpreted, as representing the fair market value for the estimated reserves.

     The value of the Depositary Units and the Trust Units evidenced thereby are substantially dependent upon the proved reserves and production levels attributable to the Net Profits Interests. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the timing of development expenditures, if any. The reserve data set forth herein, although prepared by independent engineers in a manner customary in the industry, are estimates only, and actual quantities and values of gas are likely to differ from the estimated amounts set forth herein. In addition, the discounted present values shown herein were prepared using guidelines established by the Securities and Exchange Commission (the "Commission") and Financial Accounting Standards Board for disclosure of reserves and should not be considered representative of the market value of such reserves or the Depositary Units or the Trust Units evidenced thereby. A market value determination would include many additional factors.

                             COMPETITION AND MARKETS

     All of the production attributable to the Net Profits Interest is sold to Eastern Marketing pursuant to the Gas Purchase Contract, under which, since January 1, 2000, all such production is purchased at a purchase price per Mcf equal to the Index Price, composed only of the Variable Price. See "The Net Profits Interests - Gas Purchase Contract."

                            REGULATION OF NATURAL GAS

     The natural gas industry has historically been highly regulated by state and federal authorities. In the past, concerns about perceived pipeline monopolies and other factors caused Congress to impose economic regulation on both pipelines and producers. Federal agencies regulated tariffs and conditions of service offered by interstate pipelines, and set maximum prices on the wellhead price of natural gas sold into interstate commerce. States, and even local governments, also regulated retail sales of natural gas by local utilities. Government agencies also set production rates to avoid waste and imposed environmental and safety regulations. At present, it appears that Federal regulation of wellhead natural gas prices has ended. However there can be no assurance that price controls or other similar economic regulations may not be reimposed in the future.

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

                  HEALTH, SAFETY, AND ENVIRONMENTAL REGULATION

     General. Activities on the Underlying Properties are subject to existing Federal, state and local laws and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust. It cannot be predicted what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust. However, pursuant to the terms of the Conveyances, any costs or expenses incurred in connection with environmental liabilities of Eastern American arising out of or related to activities occurring on or in, or conditions existing on or under, the Underlying Properties before the effective date of the Conveyances will be borne by Eastern American and will not be deducted in calculating Net Proceeds attributable to the Net Profits Interests. Additionally, because Unitholders will have limited liability in accordance with the Trust Agreement and Delaware law, Unitholders should be shielded from direct liability for any environmental liabilities. See "Description of Trust Units and Depositary Units--Liability of Unitholders." However, costs and expenses incurred by Eastern American for certain Capital Costs associated with environmental liabilities arising after the effective date of the Conveyances would reduce Net Proceeds, and would therefore be borne, in part, by the Unitholders. The following subtopics discuss some of the principal forms of health, safety, and environmental regulation to which the Underlying Properties and operations thereon are subject. The costs of complying with these regulatory requirements may burden the Net Profits Interests to the extent they arise out of or are related to activities occurring on or in, or conditions existing on or under, the Underlying Properties after the effective date of the Conveyances.

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

                 DESCRIPTION OF TRUST UNITS AND DEPOSITARY UNITS

     The following information is subject to the detailed provisions of the Deposit Agreement entered into by Eastern American, the Trustee, and Bank of Montreal Trust Company (The Bank of New York after May 8, 2000), as Depositary (the "Depositary") and all holders from time to time of Depositary Units (the "Deposit Agreement"), which is incorporated by reference as an exhibit to this Form 10-K and is available upon request.

     The functions of the Depositary under the Deposit Agreement are custodial and ministerial in nature and for the benefit of Unitholders. The Deposit Agreement and the issuance of Depositary Units thereunder provide Unitholders an administratively convenient form of holding an investment in the Trust and a Treasury Obligation. Each Depositary Unit is evidenced by a certificate, which is issued by the Depositary and transferable only in denominations of 50 Depositary Units or an integral multiple thereof. Accordingly, each holder of 50 Depositary Units owns a beneficial interest in 50 Trust Units and the entire beneficial interest in a discrete Treasury Obligation in a face amount of $1,000, or $20 per Depositary Unit.

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

Withdrawal of Trust Units and Restrictions on Transfer

     Upon presentation of Depositary Units in denominations of 50 or integral multiples thereof for withdrawal of the Trust Units and discrete Treasury Obligations evidenced thereby in accordance with the Deposit Agreement, the Unitholder will receive an uncertificated direct interest in Trust Units. These withdrawn Trust Units will be evidenced on the books of the Trustee by a transfer of such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. Holders of withdrawn Trust Units will be entitled to receive Trust distributions and periodic Trust information (including tax information) directly from the Trustee. Moreover, holders of Trust Units will be entitled to each of the rights accorded Unitholders under the Trust Agreement, including voting and liquidation rights, as elsewhere described herein, except that withdrawn Trust Units are not freely transferable as described below.

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

Distributions and Income Computations

     The Trustee determines for each quarter the Quarterly Distribution Amount available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. The Quarterly Distribution Amount is equal to the excess, if any, (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities for the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the Quarterly Record Date, which is the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. The Trustee generally is able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

     The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the holders of record to whom the Quarterly Distribution Amount was or will be distributed. Assuming that the Trust will be classified for tax purposes as a "grantor trust," the net taxable income will be realized by the holders for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a holder may differ from the Quarterly Distribution Amount because the Treasury Obligations will be treated as generating interest income for tax purposes. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters. See "Federal Income Tax Matters".

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

                           FEDERAL INCOME TAX MATTERS

     This section is a summary of Federal income tax matters of general application which addresses the material tax consequences of the ownership and sale of Depositary Units. This section provides a generalized summary of certain federal income tax matters of general application relating to ownership and sale of Depositary units by individuals who are citizens or residents of the United States. Accordingly, the following discussion has only limited application to domestic corporations and persons subject to specialized Federal income tax treatment, such as tax-exempt entities (including IRAs), regulated investment companies and insurance companies. The following discussion also does not address tax consequences to foreign persons. It is impractical to comment on all aspects of Federal laws that may affect the tax consequences of the transactions contemplated hereby and of an investment in Depositary Units as they relate to the particular circumstances of every prospective Unitholder. Each Unitholder should consult his own tax advisor with respect to his particular circumstances including, his alternative minimum tax circumstances.

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

     At the issuance of the Depositary Units, Eastern American obtained an opinion of counsel for the benefit of the Trust, based on certain representations and subject to certain qualifications, that, for Federal income tax purposes, (a) the Trust will be taxed as a grantor trust and not as an association taxable as a corporation, (b) the Term NPI will be taxed as a production payment, (c) the income from the Royalty NPI will be royalty income subject to the allowance for depletion, and (d) a Unitholder will be eligible to claim Section 29 Credits with respect to certain sales of gas production attributable to the Royalty NPI. The Trustee has reported the operations of the Trust consistent with these opinions.

     No ruling has been or will be requested from the IRS with respect to any matter affecting the Trust or Unitholders, and thus no assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

Reports

     Unitholders of record are provided informational tax packages in order to permit computation of their taxable income from ownership of Depositary Units.

Treatment of Depositary Units

     Purchasers of Depositary Units are treated, for Federal income tax purposes, as purchasing directly an interest in the Treasury Obligations and a Trust Unit. Purchasers are therefore required to allocate the purchase price of their Depositary Unit between the interest in the Treasury Obligations and the Trust Unit in the proportion that the fair market value of each bears to the fair market value of the Depositary Unit. Information regarding purchase price allocations is furnished to Unitholders by the Trustee.

Classification and Taxation of the Trust

     For federal income tax purposes, the Trust has been treated and expects to continue to be treated not as an association taxable as a corporation, but as a grantor trust that is not subject to Federal income tax as an entity separate from its beneficial owners. For tax purposes, Unitholders are considered to own and receive the Trust's assets and income as though no trust were in existence. The Trust files an information return, reporting all items of income, credit or deduction which must be included in the tax returns of the Unitholders. If the Trust were determined not to be a grantor trust, it is expected that it would be treated either as a partnership subject to the publicly traded partnership rules under the Code or as an association taxable as a corporation. If the Trust were treated as a publicly traded partnership, it is believed that the Trust's various items of income and deduction would still be taxable to the Unitholders on a current, flow-through basis as partners of a partnership and not to the Trust as an association taxable as a corporation. If the Trust were determined to be an association taxable as a corporation, it would be treated as a separate entity subject to corporate tax on its taxable income, Unitholders would be treated as shareholders, and distributions to Unitholders from the Trust would be treated as nondeductible corporate distributions. Such distributions would be taxable to a Unitholder, first, as dividends to the extent of the Unitholder's pro rata share of the Trust's earnings and profits, then as a tax-free return of capital to the extent of his basis in his Trust Units, and finally as capital gain to the extent of any excess.

Direct Taxation of Unitholders

     Assuming that the Trust is treated as a grantor trust for Federal income tax purposes, and Unitholders are treated for Federal income tax purposes as owning a direct interest in the Treasury Obligations and the assets of the Trust, each Unitholder is taxed directly on his pro rata share of the income attributable to the Treasury Obligations and the assets of the Trust and is entitled to claim his pro rata share of the deductions and credits attributable to the Trust (subject to certain limitations discussed below). Income, credits and expenses attributable to the assets of the Trust and the Treasury Obligations are taken into account by Unitholders consistent with their method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     The Trust makes quarterly distributions to Unitholders of record on each Quarterly Record Date. The terms of the Trust Agreement, as described below, seek to assure to the extent practicable that taxable income attributable to such distributions will be reported by the Unitholder who receives such distribution, assuming that he is the owner of record on the Quarterly Record Date. In certain circumstances, however, a Unitholder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy liabilities of the Trust, income associated with the cash used to establish that reserve or to repay that loan must be reported by the Unitholder, even though that cash is not distributed to him. In addition, Unitholders must recognize certain interest income attributable to the Treasury Obligations with respect to which no current cash distributions will be made.

     The Trust allocates income, deductions and credits to Unitholders based on record ownership at Quarterly Record Dates. The IRS could require income and deductions of the Trust to be determined and allocated daily or require some method of daily proration, which could result in an increase in the administrative expenses of the Trust.

     Under current market conditions, it is anticipated that total distributable cash will exceed taxable income through 2004. After 2004, taxable income is anticipated to exceed distributable cash, and the amount of such excess could be significant. Such estimates are based on numerous assumptions as to the allocation of a Unitholder's purchase price and the amount and treatment of operating costs, development costs, Trust administrative expenses, production estimates and depletion. No assurance can be given that the estimates will prove to be correct, and the actual relationship between distributable cash and taxable income could be materially higher or lower.

Treatment of Trust Units

     On the assumption that the Trust is a grantor trust for Federal income tax purposes, each Unitholder is treated as purchasing directly an interest in the Net Profits Interests. Purchasers of Depositary Units must allocate the portion of their total purchase price allocated to the Trust Unit between the Royalty NPI and the Term NPI in the proportion that the fair market value of each bears to the total fair market value of both. Information regarding purchase price allocations is furnished to Unitholders by the Trustee.

Interest Income

     The Term NPI will be treated as a "production payment" under Section 636(a) of the Code. Thus, Unitholders are treated as making a mortgage loan on the Underlying Properties of the Term NPI to Eastern American in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Term NPI. Because it is treated as a debt instrument for tax purposes, the Term NPI will be subject to the original issue discount income ("OID") rules of the Code which generally require the periodic inclusion of the original issue discount in income of the purchaser of a debt instrument. The Code also authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments such as those provided for by the Term NPI, the tax treatment provided under the Code provisions does not carry out the purposes of such provisions.

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

     The Trustee understands that, in accordance with the foregoing, Eastern American, as obligor under the Term NPI, intends to continue to treat the Term NPI in the manner provided under the Old Proposed Regulations, which were proposed at the time the Term NPI was transferred to the Trust and Trust Units were issued. Under this approach, each payment (at the time the amount of such payment becomes fixed) made to the Trust with respect to the Term NPI will be treated first as a payment of interest to the extent of interest deemed accrued under the OID rules and the excess (if any) will be treated as a payment of principal. The total amount treated as principal will be limited to a portion of the purchase price of each Depositary Unit allocated to the Term NPI. For purposes of determining the amount of accrued interest, the Old Proposed Regulations required the use of the Applicable Federal Rate based on the due date of the final payment due under the terms of the production payment, which for the Term NPI is May 15, 2013.

     Unitholders are also required to recognize and report OID interest income attributable to the Treasury Obligations. In general, the total amount of OID a Unitholder is required to recognize will be calculated as the difference between the amount of the purchase price of a Depositary Unit allocated to the Treasury Obligations and the pro rata portion of the face amount of such Treasury Obligations attributable to the Depositary Unit. The amount of OID so calculated is included in income by a Unitholder on the basis of a constant interest rate computation.

     On March 23, 1999, the United States Tax Court of Appeals for the Tenth Circuit affirmed a lower court decision in True Oil Company v. C.I.R. 170 F.3d 1294. The Court ruled that, in order to be eligible for credits under Section 29 of the Internal Revenue Code, each well from which gas is produced from Devonian shale or a tight formation must receive a determination from the Federal Energy Regulatory Commission ("FERC") that the gas produced is, in fact, produced from Devonian shale or a tight formation. Eastern American has verified that most producing gas wells subject to the Royalty NPI have received a well category determination from FERC. Should the Internal Revenue Service challenge the amount of the Trust's production qualifying for Section 29 Credits, a Unitholder might not be able to claim the benefit of Section 29 credits for production attributable to a well that did not receive a FERC determination. If successful, such a challenge could affect the tax reporting for such credits for tax years examined by the IRS and any subsequent tax years.

Royalty Income and Depletion

     The income from the Royalty NPI is royalty income subject to an allowance for depletion. The depletion allowance must be computed separately by each Unitholder for each oil or gas property (within the meaning of Code Section
614). The IRS presently takes the position that a net profits interest burdening multiple properties is one property for depletion purposes. Accordingly, the tax information reports that the Trust provides to Unitholders and the IRS have reported all production attributable to the Royalty NPI as production attributable to a single property for depletion purposes. Such reporting treatment is expected to continue until at least the IRS position on such treatment is changed.

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

     Percentage depletion is subject to a net income limitation which is 100% of the taxable income from the property, computed without regard to depletion deductions and certain loss carrybacks. A taxpayer's total percentage depletion deduction for all properties for a taxable year is limited to 65% of the taxpayer's taxable income for the year, before percentage depletion and certain other deductions. Unlike cost depletion, percentage depletion is not limited to the adjusted tax basis of the property, although it reduces that adjusted tax basis (but not below zero).

     In computing cost depletion for each property for any year, the adjusted tax basis of that property at the end of that year is divided by the estimated total units (Mcf of gas) recoverable from that property to determine the per-unit allowance for such property. The per-unit allowance is then multiplied by the number of units produced and sold from that property during the year. Cost depletion for a property cannot exceed the adjusted tax basis of such property. While the Trust is treated as a grantor trust for Federal income tax purposes, each Unitholder computes cost depletion by using as his basis for the property the portion of his cost basis for his Depositary Units that is allocated first to the NPI and second to the Royalty NPI. Information is provided by the Trustee to each Unitholder reflecting how that basis should be allocated.

Section 29 Credit

     Eastern American believes that most of the production attributable to the Royalty NPI is gas produced from Devonian shale or a tight formation. Provided a number of requirements are met, taxpayers are entitled to the Section 29 Credit for gas produced from Devonian shale or a tight formation. The Section 29 Credit generally applies only to gas produced from Devonian shale or a tight formation in the United States and sold to an unrelated party prior to January 1, 2003, from wells drilled after December 31, 1979, and prior to January 1, 1993. Additionally, the Section 29 Credit applies only to gas produced from a tight formation which, as of April 20, 1977, was committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act, as in effect on November 5, 1990), or which is produced from a well drilled after November 5, 1990. A Unitholder is eligible to claim the Section 29 Credit with respect to certain sales of such gas attributable to the Royalty NPI.

     Section 29 Credits resulting from an investment in Depositary Units may only be used to reduce a taxpayer's regular income tax liability and generally may not be used to reduce a taxpayer's liability for alternative minimum tax.
Section 29 Credits available to a taxpayer in any taxable year may not be carried back but may be carried forward for use by that taxpayer in a subsequent tax year only in a limited fashion. See "Alternative Minimum Tax" below.

     The Section 29 Credit is not available for production after December 31, 2002. Congress in past years has considered, without enacting, legislation to extend energy tax credits such as the Section 29 Credit beyond their expiration date or to create new similar credits. The potential effect that enactment of any such possible legislation may have on Unitholders in the future is unknown.

Other Income and Expenses

     From time to time the Trust may generate interest income on funds held as a reserve or held until the next distribution date. Expenses of the Trust include administrative expenses of the Trustee. Under the Code, certain miscellaneous itemized deductions of an individual taxpayer are deductible only to the extent that in the aggregate they exceed 2% of the taxpayer's adjusted gross income. Certain administrative expenses attributable to the Trust Units may have to be aggregated with an individual Unitholder's other miscellaneous itemized deductions to determine the excess over 2% of adjusted gross income. To date the amount of such expenses has not been significant in relation to the Trust's income.

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

Non-Passive Activity

     The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Code Section 469 for a Unitholder who acquires and holds Depositary Units as an investment and did not acquire them in the ordinary course of business.

Unrelated Business Taxable Income

     Certain organizations that are generally exempt from tax under Code Section 501 are subject to tax on certain types of business income defined in Code
Section 512 as unrelated business income. The income of the Trust is not unrelated business taxable income within the meaning of Code Section 512 so long as the Trust Units are not "debt-financed property" within the meaning of Code
Section 524(b). In general, a Trust Unit would be debt-financed if the Unitholder incurs debt to acquire a Trust Unit or otherwise incurs or maintains a debt that would not have been incurred or maintained if such Trust Unit had not been acquired. Legislative proposals have been made from time to time which, if adopted, would result in the treatment of income attributable to the Royalty NPI as unrelated business income.

Sale of Depositary Units; Sale of Trust Units or Treasury Obligations

     Generally, a Unitholder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Unitholder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year will be treated as long-term capital gain or loss except to the extent of the depletion recapture amount and any accrued market discount as explained below. A Unitholder's initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of OID income recognized by the Unitholder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Unitholder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Term NPI which are treated as payments of principal under the OID rules.

     For Federal income tax purposes, the sale of a Depositary Unit is treated as a sale by the Unitholder of his interest in the Treasury Obligations and the assets of the Trust. Thus, upon the sale of Depositary Units, a Unitholder must treat as ordinary income his depletion recapture amount, which is an amount equal to the lesser of (i) the gain on that sale attributable to disposition of the Royalty NPI or (ii) the sum of the prior depletion deductions taken with respect to the Royalty NPI (but not in excess of the initial basis of such Depositary Units allocated to the Royalty NPI). It is possible that the IRS would take the position that a portion of the sales proceeds is ordinary income to the extent of any accrued income at the time of sale allocable to the Depositary Units sold, but which is not distributed to the selling Unitholder.

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

Sale of Net Profits Interests or Production Payment

     A sale by the Trust of Net Profits Interests are treated for Federal income tax purposes as a sale of Net Profits Interests by a Unitholder. Thus, a Unitholder will recognize gain or loss on a sale of Net Profits Interests by the Trust. A portion of that income may be treated as ordinary income to the extent of depletion recapture. Receipt by the Trust of proceeds drawn from the letter of credit supporting Eastern Marketing's obligations under the Gas Purchase Contract is, in certain cases, in consideration for the conveyance to Eastern Marketing of a production payment interest in reserves attributable to the Net Profits Interests or to compensate the Trust for damages from a breach of the Gas Purchase Contract. All or a portion of such proceeds may be treated as non-taxable loan proceeds attributable to a loan by Eastern Marketing resulting from the production payment, may be treated as ordinary income not subject to depletion or may receive some other treatment, depending upon facts existing at that time. To the extent receipt of such proceeds is attributable to a sale of reserves by the Trust, depletion and Section 29 Credits available to the Unitholders for subsequent periods is reduced.

Backup Withholding

     In general, distributions of Trust income are not subject to "backup withholding" unless (i) the Unitholder is an individual or other noncorporate taxpayer and (ii) such Unitholder fails to comply with certain reporting procedures.

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

     The Trust owns the Net Profits Interests burdening the Underlying Properties located in the states of Pennsylvania and West Virginia. Both of these states have income taxes applicable to individuals and may require the Trust to withhold taxes from distributions made to nonresident Unitholders. Withholding, if required, is at the rate of 4% of taxable income attributable to West Virginia and 2.8% of taxable income attributable to Pennsylvania. A Unitholder may be required to file state income tax returns and/or to pay taxes in these states and may be subject to penalties for failure to comply with such requirements. Generally, Unitholders may treat state income taxes that the Trust has withheld as having been paid by them to the state for which they were withheld. Unitholders may be able to treat any taxes that they have paid or that have been withheld and paid to West Virginia or Pennsylvania as a deduction in computing Federal income tax, or as a credit or a deduction in computing another state's income tax.

     Unitholders receive information concerning the Depositary Units and the Trust Units sufficient to identify the income from Depositary Units that is allocable to each state. Holders of Depositary Units should consult their own tax advisors to determine their income tax filing requirements with respect to their share of income of the Trust allocable to states imposing a tax on such income.

     The Trust Units and therefore also the Depositary Units may constitute real property or an interest in real property under the tax, inheritance, estate and probate laws of either or both of Pennsylvania and West Virginia. If the Depositary Units are held to be real property or an interest in real property under the laws of a state in which the Underlying Properties are located, the holders of Depositary Units may be subject to ad valorem or other property tax, devolution, probate and administration laws, and inheritance or estate and similar taxes, under the laws of such state.

                             AVAILABLE INFORMATION

     The Trust does not maintain an internet address or a website, and therefore does not make copies of its reports under the Exchange Act available in that manner. The Trust's filings under the Exchange Act are available electronically from the website maintained by the Securities and Exchange Commission at http://www.sec.gov. The Trust will also provide electronic copies of its recent filings free of charge upon request to the Trustee, and will provide paper copies of its recent filings for its costs of reproduction upon request to the Trustee.

Item 2. Properties.

     Reference is made to Item 1 of this Form 10-K.

Item 3. Legal Proceedings.

     None

Item 4. Submission of Matters to a Vote of Unitholders.

     There were no matters submitted to a vote of Unitholders during the quarter ended December 31, 2002.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Matters.

     The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT". The high and low prices and distributions paid during the quarters in the three-year period ended December 31, 2002 were as follows:

                 Quarter                                      Distributions
                 -------                  High        Low          Paid
                                          ----        ---          ----
     2000:
     -----
     First (to March 31, 2000)          $  13 5/16  $  10 3/8    $  0.30
     Second (to June 30, 2000)          $  14 5/16  $  12 3/16   $  0.37
     Third (to September 30, 2000)      $  15 3/8   $  13 15/16  $  0.45
     Fourth (to December 31, 2000)      $  16 3/4   $  14 9/16   $  0.54

     2001:
     -----
     First (to March 31, 2001)          $  18.25    $  16.00     $  0.63
     Second (to June 30, 2001)          $  19.95    $  17.08     $  0.56
     Third (to September 30, 2001)      $  19.44    $  16.91     $  0.42
     Fourth (to December 31, 2001)      $  19.38    $  17.75     $  0.30

     2002:
     -----
     First (to March 31, 2002)          $  19.00    $  17.22     $  0.28
     Second (to June 30, 2002)          $  18.40    $  17.44     $  0.33
     Third (to September 30, 2002)      $  19.00    $  16.50     $  0.34
     Fourth (to December 31, 2002)      $  19.22    $  17.90     $  0.37

     At March 14, 2003, the 5,900,000 Depositary Units outstanding were held by approximately 330 Unitholders of record.

     With respect to the Treasury Obligations, the high and low asked prices per $1,000 face amount for the period from October 1, 2002 to December 31, 2002 were $641.90 and $600.40, respectively. The closing asked price on December 31, 2002 was $637.10 per $1,000 face amount.

Item 6. Selected Financial Data.

                                  December      December      December      December      December
                                  31, 2002      31, 2001      31, 2000      31, 1999      31, 1998
                                  -----------   -----------   -----------   -----------   -----------
Distributable Income and other
Distributions Declared ........    $7,808,725   $11,268,383    $9,776,735    $8,561,984    $9,422,675
Distributable Income and other
Distributions Declared per unit         $1.32         $1.91         $1.66         $1.45         $1.60

Total assets at year end ......   $41,006,654   $45,129,170   $50,964,669   $55,251,901   $61,009,470

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

     Under the Gas Purchase Contract, through the Primary Term ending December 31, 1999, Eastern Marketing purchased gas from the Trust at an Index Price calculated based on a Fixed Price component (escalating at 5% a year and carrying a 66-2/3% weighting) and a Variable Price component (varying with the Henry Hub market price as described below and carrying a 33-1/3% weighting), subject to a minimum Floor Price (as defined in the Gas Purchase Contract). Since January 1, 2000, and the end of the Primary Term, Eastern Marketing has purchased gas from the Trust at an Index Price composed only of the Variable Price component, and not subject to any minimum Floor Price. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of
(i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and
(iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

     Accordingly, the price payable to the Trust for production may vary based on fluctuations in natural gas futures prices during the relevant calculation period. The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to the Unitholders.

     During 2002, Eastern American was asked to sell 3 wells in which the Trust owned a Net Profits Interest (the Western Pocahontas #7, #8 and #10 wells). The party seeking to purchase the wells owned the right to mine for coal on such properties (the "Coal Lessee"). The Coal Lessee stated that the wells would materially interfere with the Coal Lessee's proposed mining operations.

     Eastern American reviewed the Trust Agreement and production from these wells, and determined that the Net Profits Interest associated with the Western Pocahontas # 7 well accounted for more than 0.25% of the total production from the Underlying Properties for the prior twelve (12) month period. Eastern American advised the Coal Lessee that it could not sell this well.

     Subsequently, the Coal Lessee asserted that the coal estate in the relevant Underlying Properties was the dominate estate and that under the relevant oil and gas leases and applicable case law, the Coal Lessee could cause the Trust and Eastern American to plug and abandon the well. Eastern American and the Trust did not necessarily agree with the Coal Lessee position, however, and in an effort to avoid litigation, the Trust and Eastern American entered into a Settlement Agreement and Release of All Claims with the Coal Lessee pursuant to which Eastern agreed to sell the Western Pocahontas # 7 well for the amount of $426,187. The Trust's share of the proceeds of $303,438 was included in Distributable Income to the Trust during the year ended December 31, 2002. The Coal Lessee purchased the two additional wells, the Western Pocahontas # 8 and #10 for the amount of $209,561. The Trust's share of the proceeds of $188,605 was also included in the Distributable Income of the Trust during the year ended December 31, 2002.

     Over the remaining life of the Trust, additional wells may need to be disposed of for similar reasons.

Liquidity and Capital Resources

     The Trust has no source of liquidity or capital resources other than the distributions received from the Net Profits Interests.

     In accordance with the provisions of the Conveyances, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the Unitholders.

Results of Operations

2002 Compared with 2001
-----------------------

     The Trust's total distributions declared per Unit were $1.32 for the twelve months ended December 31, 2002 as compared to $1.91 for the twelve months ended December 31, 2001. Such decrease was due to a decrease in the average price payable to the Trust under the Gas Purchase Contract (as discussed below) and to a decrease in production of gas attributable to the Net Profits Interests for the twelve months ended December 31, 2002 (2,357 MMcf) as compared to the twelve months ended December 31, 2001 (2,489 MMcf). The production decreases were primarily attributable to the natural production declines associated with the Underlying Properties together with the sale of wells. Taxes on production and property were $613,115 for the twelve months ended December 31, 2002 as compared to $900,951 for the twelve months ended December 31, 2001. This decrease was due to the decrease in Royalty Income for the twelve months ended December 31, 2002 ($9,024,646) as compared to the twelve months ended December 31, 2001 ($13,260,202). The distributable income includes Cash Proceeds on Sale of Net Profits Interest of $492,043 for the twelve months ended December 31, 2002, while no such sales were recognized in the corresponding prior twelve months.

     The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.83 per Mcf for the twelve months ended December 31, 2002 as compared to $5.32 per Mcf for the twelve months ended December 31, 2001. The average price per Mcf was lower for the twelve months ended December 31, 2002 than the corresponding twelve month period ended December 31, 2001 due to a decrease in the average spot market price for gas delivered at the Henry Hub, near Henry, Louisiana ($3.18 per MMBtu for the twelve months ended December 31, 2002; $4.53 per MMBtu for the twelve months ended December 31, 2001).

2001 Compared with 2000
-----------------------

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described in detail elsewhere herein, gas production attributable to the Net Profits Interest is sold to a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein.

Item 8. Financial Statements and Supplementary Data.

                                                          Page in this Form 10-K
Financial Statements
     Report of Independent Accountants ......................................B-2
     Statements of Assets, Liabilities and Trust Corpus as of
        December 31, 2002 and 2001 ..........................................B-3
     Statements of Distributable Income for the years ended
        December 31, 2002, 2001 and 2000 ....................................B-4
     Statements of Changes in Trust Corpus for the years ended
        December 31, 2002, 2001 and 2000 ....................................B-5
     Notes to Financial Statements ..........................................B-6

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

Item 11. Executive Compensation.

     The Trust has no officers or directors, and is administered by the Trustee. For the years ended December 31, 2002, 2001 and 2000, the Trustee received $45,000 annually, as Trustee fees and $263,713, $261,662 and $214,848, respectively, as reimbursement of legal, accounting, and other professional expenses for such services.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners.

     Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than five percent of the Units as of March 14, 2003.

     (b)  Security Ownership of Management.

     Not applicable.

     (c)  Changes in Control.

     The Trust knows of no arrangements, including the pledge of securities of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation ("Eastern American"), and the independent reserve engineer to The Bank of New York, as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

     Within 90 days of the date of this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Cassandra Shedd, as Agent of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

     Due to the contractual arrangements of (i) the Trust Agreement, and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there may be certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

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

     Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors the Trustee has contracted with respect to the annual audit and quarterly reviews of financial data provided by others, including, without limitation, Eastern American. Other than contracting independent auditors and reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the Trustee makes no independent or direct verification of this financial or other information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

     Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

Changes in Internal Controls

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Reports                                                   Page in this Form 10-K
                                                          ----------------------
     Reserve Report of Ryder Scott Company, Independent
     Petroleum Engineers ..............................................A-1 - A-7

Financial Statements

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated:
   Report of Independent Accountants ........................................B-2
   Statements of Assets, Liabilities and Trust Corpus as of
      December 31, 2002 and 2001 ............................................B-3
   Statements of Distributable Income for the years ended
      December 31, 2002, 2001 and 2000 ......................................B-4
   Statements of Changes in Trust Corpus for the years ended
      December 31, 2002, 2001 and 2000 ......................................B-5
   Notes to Financial Statements .....................................B-6 - B-17

Schedules

All schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

Exhibits

Except as otherwise indicated below, all exhibits, except Exhibit 99.1, are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission. All references are to the registrant's Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                                                                         Exhibit
                                                                          Number
                                                                          ------
  3.1     Second Amended and Restated Trust Agreement of Eastern
             American Natural Gas Trust .................................... 3.1
  4.1     Specimen Depositary Receipt ...................................... 4.1
  4.2     Form of NPI Royalty Deposit Agreement ............................ 4.2
 10.1     Form of Conveyance ...............................................10.1
 10.2     Form of Term NPI Conveyance ......................................10.2
 10.3     Form of Gas Purchase Contract between Eastern American
             Energy Corporation, Eastern American Marketing
             Corporation and Eastern American Natural Gas Trust ............10.3
 10.4     Form of Conveyance of Production Payment/Assignment of
             Production from Eastern American Natural Gas Trust to
             Eastern American Marketing Corporation ........................10.4
 10.5     Form of Assignment and Standby Performance Agreement .............10.5
 99.1     Certification pursuant to 18 U.S.C. Section 1350, as
          adopted pursuant to Section 906 of the Sarbanes-Oxley Act
             of 2002 .......................................................99.1

Reports on Form 8-K

On November 19, 2002, the Trust filed a report on Form 8-K as certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of March, 2003.

                                          EASTERN AMERICAN NATURAL GAS TRUST

                                          By: The Bank of New York, Trustee


                                          By:   /s/ Richard Costantino
                                                --------------------------------
                                          Name:  Richard Costantino

                                          Title: Agent

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                  CERTIFICATION

I, Richard Costantino, certify that:

     1. I have reviewed this annual report on Form 10-K of Eastern American Natural Gas Trust, for which The Bank of New York acts as Trustee;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such controls and procedures to be established and maintained, for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report my conclusion about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     In giving the foregoing certifications in paragraph 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Eastern American Energy Corporation and Ryder Scott Company, Independent Petroleum Engineers.


                                                /s/ Richard Costantino
                                                --------------------------------
                                                Senior Vice President
                                                The Bank of New York

     Date: March 31, 2003

        [Ryder Scott Company, Independent Petroleum Engineers Letterhead]

                                January 21, 2003

Eastern American Natural Gas Trust
The Bank of New York
2 North LaSalle Street, Suite 1020
Chicago, Illinois 60606

Gentlemen:

          Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2002. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

          The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2002 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2002 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

                                          As of December 31, 2002
                                         -------------------------
                                                       Estimated         Present
                                                       Future Net        Value
                                          Gas         Cash Inflows       At 10%
                                         (MMCF)           (M$)            (M$)
                                         ------       ------------       ------
Proved Net Developed

Royalty NPI                              12,025          53,743          22,953
Term NPI                                  8,609          38,472          25,358
                                         ------          ------          ------
  Total                                  20,634          92,215          48,311

          Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2003 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by EAEC. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and EAEC will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, EAEC requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. For purposes of this report, the "Term NPI" was limited to the 20 year period defined as the term by the Trust.

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

In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2002 from this report are presented in the following table:

                                             As of December 31, 2002
                                             -----------------------
                                             Royalty          Term
                                               NPI              NPI       Totals
                                             ------           ------      ------
Total Proved
  Future Cash Inflows (M$)                   53,743           38,472      92,215
  Future CostsProduction (M$)                     0                0           0
  Development (M$)                                0                0           0
                                             ------           ------      ------
Total Costs (M$)                                  0                0           0

Future Net Cash Inflows
  Before Income Tax (M$)                      53,73           38,472      92,215

Present Value at 10%
  Before Income Tax (M$)                     22,953           25,358      48,311


                                             As of December 31, 2002
                                             -----------------------
                                             Royalty          Term
                                               NPI              NPI       Totals
                                             ------           ------      ------

Proved Net Developed Reserves
  Gas (MMCF)                                 12,025            8,609      20,634

Proved Net Undeveloped Reserves
  Gas (MMCF)                                      0                0           0

Total Proved Net Reserves
  Gas (MMCF)                                 12,025            8,609      20,634

     For Net Profits Interest, the future cash inflows are, as described previously, after consideration of future costs or expenses based on the price and cost assumptions utilized in this report. Therefore, the future cash inflows are the same as the future net cash inflows. The effects of depreciation, depletion and federal income taxes have not been taken into account in estimating future net cash inflows.

     EAEC furnished us gas prices in effect at December 31, 2002 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases or decreases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

     This report utilized the terms of the gas contract between Eastern Marketing and the Trust. Gas price is to be determined by a weighted price consisting of two components during a primary term defined to begin on January 1, 1993 and end December 31, 1999. The first component is the "Fixed" price which has been defined as $2.66 per Mcf beginning January 1, 1993. This price escalates 5 percent per year on January 1 of each year during the primary term beginning in 1994. The second component is the "Variable" price which for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the Wall Street Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in the Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The weighted average price is determined by giving the "Fixed" price a 66 2/3 percent weighting and the variable price a 33 1/3 percent weighting.

     Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. EAEC computed the "Variable" price under the gas contract as of December 31, 2002 as $4.469 per Mcf, utilizing $3.763 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

     Operating costs for the leases and wells in this report were supplied by EAEC and include only costs defined as applicable under terms of the Trust. The current operating costs were held constant throughout the life of the properties. This study does not consider the salvage value of the lease equipment or the abandonment cost.

     No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

     Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. EAEC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, classification of wells for Section 29 Tax Credit, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through March, 2002. The projections were developed for the EAEC reserve report effective July 1, 2002. EAEC has advised Ryder Scott that there has been no material change in the performance of these wells and therefore the July 1, 2002 projections developed for the EAEC report were mechanically adjusted to January 1, 2003 for use in this report.

     At the time of formation of the Trust, EAEC assigned The Trust an interest in 65 undeveloped locations. During the period 1993 through 1998, EAEC has completed it's drilling obligation. A total of 59 wells were drilled over this period. Two wells were not drilled due to title failure and four wells were not drilled due to short spacing. Reserves and projections of future production are included for the four locations which were not drilled due to short spacing.

     The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered. Moreover, estimates of proved reserves may increase or decrease as a result of future operations of EAEC. Moreover, due to the nature of the Net Profits Interest, a change in the future costs, or prices different from those projected herein may result in a change in the computed reserves and the Net Proceeds to the Trust even if there are no revisions or additions to the gross reserves attributed to the property.

     The future production rates from properties now on production may be more or less than estimated because of changes in market demand or allowables set by regulatory bodies. Properties which are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates.

     The future prices received by EAEC for the sale of its production may be higher or lower than the prices used in this report as described above, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the Securities and Exchange Commission, omitted from consideration in preparing this report.

     At the request of EAEC, we have included the following table which summarizes the total net reserves estimates from combined interest of EAEC and the Trust in the Underlying Properties:

Estimated Net Reserve Data
Certain Combined Leasehold Interests of
Eastern America Energy CorporationAnd The Trust
As of December 31, 2002                SEC Parameters
                                       --------------

                                                  Proved
                                      -----------------------------
                                                                          Total
                                      Developed         Undeveloped       Proved
                                      ---------         -----------       ------
Net Remaining Reserves
----------------------

Gas-MMCF                                40,904                0           40,904

     The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $143,931,312 and $59,962,971, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

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

                                       Very truly yours,

                                       RYDER SCOTT COMPANY, L.P.


                                       Larry T. Nelms P. E.
                                       Senior Vice President

LTN:ph

                       EASTERN AMERICAN NATURAL GAS TRUST

                                   ----------

                              FINANCIAL STATEMENTS

                        as of December 31, 2002 and 2001
                             and for the years ended
                        December 31, 2002, 2001 and 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders and The Bank of New York,
As Trustee for Eastern American Natural Gas Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2002 and 2001, and the related statements of distributable income, and changes in trust corpus for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of the Trust at December 31, 2002 and 2001, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002, on the basis of accounting described in Note 2.


/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 17, 2003

                       EASTERN AMERICAN NATURAL GAS TRUST
                       STATEMENTS OF DISTRIBUTABLE INCOME
                               for the years ended
                        December 31, 2002, 2001 and 2000



                                        2002             2001          2000
                                   -------------   -------------   -------------

Royalty Income                      $9,024,646      $13,260,202     $11,569,718


Operating Expenses:
  Taxes on production and property     613,115          900,951         784,871
  Operating cost charges               501,738          513,107         488,672
                                   -------------   -------------   -------------
    Total Operating Expenses         1,114,853        1,414,058       1,273,543
                                   -------------   -------------   -------------


Net Proceeds to the Trust            7,909,793       11,846,144      10,296,175


General and Administrative
  Expenses                            (594,921)        (583,190)       (527,028)

Interest Income                          1,810            5,429           7,588

Cash Proceeds on Sale of
  Net Profits Interest                 492,043                0               0
                                   -------------   -------------   -------------

    Distributable Income            $7,808,725      $11,268,383      $9,776,735
                                   =============   =============   =============

Distributable Income Per Unit
 (5,900,000 units authorized
 and outstanding)                      $1.3235          $1.9099         $1.6571
                                   =============   =============   =============



   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST
               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                        as of December 31, 2002 and 2001



                                                2002                  2001
                                           ----------------    ----------------

Assets:

  Cash                                           $   406            $   1,201
  Net Proceeds Receivable                      2,310,449            1,957,988
  Net Profits Interests in Gas Properties     93,162,180           93,162,180
  Accumulated Amortization                   (54,466,381)         (49,992,199)
                                           ----------------    ----------------

    Total Assets                             $41,006,654          $45,129,170
                                           ================    ================


Liabilities and Trust Corpus:

  Trust General and Administrative
    Expenses Payable                          $  145,098            $ 172,034
  Distributions Payable                        2,165,757            1,787,155
  Trust Corpus (5,900,000 Trust Units
    authorized and outstanding)               38,695,799           43,169,981
                                           ----------------    ----------------

    Total Liabilities and Trust Corpus       $41,006,654          $45,129,170
                                           ================    ================



   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST
                      STATEMENTS OF CHANGES IN TRUST CORPUS
                               for the years ended
                        December 31, 2002, 2001 and 2000




                                        2002           2001            2000
                                    -------------  -------------  -------------

Trust Corpus, Beginning of Period    $43,169,981    $47,650,950     $53,087,803
Distributable Income                   7,808,725     11,268,383       9,776,735
Distributions Paid or Payable to
  Unitholders                         (7,808,725)   (11,268,383)     (9,776,735)
Amortization of Net Profits
  Interests in Gas Properties         (4,474,182)    (4,480,969)     (5,436,853)
                                    -------------  -------------   -------------

Trust Corpus, End of Period          $38,695,799    $43,169,981     $47,650,950
                                    =============  =============   =============



   The accompanying notes are an integral part of these financial statements.

                       EASTERN AMERICAN NATURAL GAS TRUST
                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

1.   Organization of the Trust:

The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of The Bank of Montreal Trust Company. As a result, The Bank of New York serves as Trustee (the "Trustee"). The purpose of the Trust is to acquire and hold net profits interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Underlying Properties are operated by Eastern American. The Net Profits Interests (the "Net Profits Interests") consist of a Royalty interest in 322 wells and a Term interest in the remaining wells and locations. Eastern American drilled 59 of the 65 development wells.

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

The two (2) remaining development wells were not drilled because Eastern American was unable to cure various title defects associated with these wells. Eastern American advised the Trust that it made a diligent effort to cure title but was unsuccessful. In West Virginia, an oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term Net Profits Interest Conveyance, if the state of title to the drill site to any development well renders such property undrillable in the good faith opinion of Eastern American under the Reasonably Prudent Operator Standard then such drill site(s) shall be construed as a development well(s). Consequently, Eastern American has fulfilled its commitment to the Trust to drill the required number of development wells.

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

The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses which include taxes on production and operating cost charges are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net proceeds receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2002 and December 31, 2001 were received by the Trust and distributed to the Unitholders on March 17, 2003 and March 15, 2002, respectively.

5.   Related Party Transactions:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $308,713 for the year ended December 31, 2002, $306,662 for the year ended December 31, 2001, and $259,848 for the year ended December 31, 2000. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid Eastern American $286,208, $276,528 and $267,180 for overhead expenses for 2002, 2001 and 2000 respectively. Operating cost charges included in the Statements of Distributable Income are paid to Eastern American.

Gas production attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of Eastern American, pursuant to a Gas Purchase Contract which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

Pursuant to the Gas Purchase Contract, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, or a Floor Price, for gas produced in any quarter during the Primary Term, which ended December 31, 1999. Effective January 1, 2000, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price for gas produced in any quarter after the Primary Term.

The Index Price for any quarter subsequent to the Primary Term, which expired December 31, 1999, is determined solely by reference to the Variable Price component. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month,
(ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

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

The high and low closing prices of the Treasury Obligations, which have a $1,000 face principal amount, as quoted in the over-the-counter market for United States Treasury Obligations, are as follows:

                                                High               Low
                                                ----               ---

          Quarter ended March 31, 2000       $443.70           $396.70
          Quarter ended June 30, 2000         454.70            420.40
          Quarter ended September 30, 2000    474.10            447.80
          Quarter ended December 31, 2000     515.50            460.90

          Quarter ended March 31, 2001       $532.30           $501.20
          Quarter ended June 30, 2001         524.90            494.30
          Quarter ended September 30, 2001    549.30            503.70
          Quarter ended December 31, 2001     577.70            513.60

          Quarter ended March 31, 2002       $548.40           $516.20
          Quarter ended June 30, 2002         566.40            518.10
          Quarter ended September 30, 2002    644.20            560.70
          Quarter ended December 31, 2002     641.90            600.40

On December 31, 2002, 2001 and 2000, the closing price of the Treasury Obligations, as quoted on such market, was $637.10, $526.10 and $509.90, respectively.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Unitholder receives the related Treasury obligation. As of December 31, 2002 and 2001, this option was exercised on Trust Units of 107,900 and 7,900 respectively.

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

The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 2000 to December 31, 2002:

                                            Royalty     Term       Total
                                             NPI        NPI        NPI
                                            (MMcf)     (MMcf)     (MMcf)
                                            -------    -------    -------

          Balance, January 1, 2000           14,248     12,286     26,534

          Production                         (1,187)    (1,530)    (2,717)
          Revisions of previous estimates     1,922        728      2,650
                                            -------    -------    -------

          Balance, December 31, 2000         14,983     11,484     26,467

          Production                         (1,068)    (1,421)    (2,489)
          Revisions of previous estimates    (1,011)      (222)    (1,233)
                                            -------    -------    -------

          Balance, December 31, 2001         12,904      9,841     22,745

          Production                         (1,034)    (1,324)    (2,357)
          Revisions of previous estimates      (155)       (92)      (246)
                                            -------    -------    -------

          Balance, December 31, 2002         12,025      8,609     20,634
                                            =======    =======    =======

The Trust's share of proved developed gas reserves are as follows:

                                            Royalty     Term       Total
                                             NPI        NPI        NPI
                                            (MMcf)     (MMcf)     (MMcf)
                                            -------    -------    -------

          December 31, 2000                  14,983     11,484     26,467
                                             ======     ======     ======

          December 31, 2001                  12,904      9,841     22,745
                                             ======     ======     ======

          December 31, 2002                  12,025      8,609     20,634
                                             ======     ======     ======

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved
Reserves:

     The following is the standardized measure of discounted future net cash flows as of December 31, 2002 (in thousands):

                                            Royalty     Term       Total
                                             NPI        NPI        NPI
                                            -------    -------    -------

          Future cash inflows               $69,983    $44,562   $114,545
          Future production taxes            (3,839)    (2,104)    (5,943)
          Future production costs           (12,400)    (3,986)   (16,386)
                                            -------    -------    -------

          Future net cash inflows            53,743     38,472     92,215
          10% discount factor               (30,790)   (13,114)   (43,904)
                                            -------    -------    -------
          Standardized measure of discounted
          future net cash flows             $22,953    $25,358    $48,311
                                            =======    =======    =======

The following is the standardized measure of discounted future net cash flows as of December 31, 2001 (in thousands):

                                            Royalty     Term       Total
                                             NPI        NPI        NPI
                                            -------    -------    -------

          Future cash inflows               $61,197    $41,224   $102,421
          Future production taxes            (3,334)    (1,916)    (5,249)
          Future production costs           (11,924)    (4,275)   (16,199)
                                            -------    -------    -------

          Future net cash inflows            45,939     35,033     80,973
          10% discount factor               (25,930)   (12,614)   (38,545)
                                            -------    -------    -------
          Standardized measure of
          discountedfuture net cash flows   $20,009    $22,419    $42,428
                                            =======    =======    =======

The following is the standardized measure of discounted future net cash flows as of December 31, 2000 (in thousands):

                                            Royalty     Term       Total
                                             NPI        NPI        NPI
                                            -------    -------    -------

          Future cash inflows              $101,949    $72,235   $174,184
          Future production taxes            (5,607)    (3,324)    (8,931)
          Future production costs           (13,127)    (5,131)   (18,258)
                                            -------    -------    -------

          Future net cash inflows            83,215     63,780    146,995
          10% discount factor               (48,141)   (24,134)   (72,275)
                                            -------    -------    -------

          Standardized measure of
          discounted future net cash flows  $35,074    $39,646    $74,720
                                            =======    =======    =======

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes during 2000, 2001 and 2002 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

                                               Royalty       Term        Total
                                                 NPI         NPI         NPI
                                               --------    --------    --------

Standardized measure, January 1, 2000           $20,242     $24,066     $44,308

Net proceeds to the Trust                        (5,829)     (4,468)    (10,297)
Revisions of previous estimates                   5,426       2,055       7,481
Accretion of discount                             2,024       2,407       4,431
Net change in price and production costs         15,062      12,405      27,467
Other                                            (1,851)      3,181       1,330
                                               --------    --------    --------

Standardized measure, December 31, 2000         $35,074     $39,646     $74,720
Net proceeds to the Trust                        (6,721)     (5,125)    (11,846)
Revisions of previous estimates                  (1,886)       (414)     (2,300)
Accretion of discount                             3,507       3,965       7,472
Net change in price and production costs        (13,327)     (9,638)    (22,965)
Other                                             3,362      (6,015)     (2,653)
                                               --------    --------    --------

Standardized measure, December 31, 2001         $20,009     $22,419     $42,428
Net proceeds to the Trust                        (4,610)     (3,300)     (7,910)
Revisions of previous estimates                     363         215         578
Accretion of discount                             2,001       2,242       4,243
Net change in price and production costs          5,650       4,054       9,704
Other                                              (460)       (272)       (732)
                                               --------    --------    --------

Standardized measure, December 31, 2002         $22,953     $25,358     $48,311
                                               ========    ========    ========

8.   Quarterly Financial Data (Unaudited):

The following is a summary of royalty income and distributable income declared per unit by quarter in 2002, 2001 and 2000 (all amounts in thousands except Distributable income per unit):

      2002                       Mar 31    June 30   Sept 30   Dec 31     Total
                                 -------   -------   -------   -------   -------

Royalty income                    $1,771    $2,192    $2,449    $2,612    $9,025

Distributable income              $1,663    $1,950    $2,030    $2,166    $7,809

Distributable income per unit    $0.2819   $0.3305   $0.3440   $0.3671   $1.3235

      2001                       Mar 31    June 30   Sept 30   Dec 31     Total
                                 -------   -------   -------   -------   -------

Royalty income                    $4,307    $3,840    $2,872    $2,241   $13,260

Distributable income              $3,726    $3,311    $2,444    $1,787   $11,268

Distributable income per unit    $0.6315   $0.5612   $0.4143   $0.3029   $1.9099

      2000                       Mar 31    June 30   Sept 30   Dec 31     Total
                                 -------   -------   -------   -------   -------

Royalty income                    $2,216    $2,577    $3,090    $3,687   $11,570

Distributable income              $1,763    $2,190    $2,639    $3,185    $9,777

Distributable income per unit    $0.2988   $0.3712   $0.4473   $0.5398   $1.6571


02662.0161 #394556v4