Form 10-Q
period 2003-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2003-05-15
CIK 895474

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     |X|         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

Yes  |X|       No   |_|

As of May 13, 2003, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                      EASTERN AMERICAN NATURAL GAS TRUST
                      STATEMENTS OF DISTRIBUTABLE INCOME
                                 (Unaudited)

                                                       Three Months Ended
                                                            March 31

                                                       2003          2002
                                                   -----------    -----------

Royalty Income                                      $2,998,805     $1,771,268

Operating Expenses:
        Taxes on production and property               204,813        121,135
        Operating cost charges                         127,611        125,637
                                                   -----------    -----------

             Total Operating Expenses                  332,424        246,772
                                                   -----------    -----------

Net Proceeds to the Trust                            2,666,381      1,524,496

General and Administrative Expenses                   (303,758)      (165,450)

Interest Income                                            244            701

Cash Proceeds on Sale of Net Profits Interests               0        303,438
                                                   -----------    -----------

Distributable Income                                 2,362,867      1,663,185

Cash Reserve                                          (100,000)             0
                                                   -----------    -----------

        Quarterly Distribution Amount               $2,262,867     $1,663,185
                                                   ===========    ===========

Distributable Income Per Unit (5,900,000
       units authorized and outstanding)               $0.4005        $0.2819
                                                   ===========    ===========

Quarterly Distribution Per Unit (5,900,000
         units authorized and outstanding)             $0.3835        $0.2819
                                                   ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

              STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                   March 31,     December 31,
                                                     2003            2002
                                                 ------------    ------------
                                                 (Unaudited)

Assets:

   Cash                                           $       244     $       406
   Net Proceeds Receivable                          2,666,381       2,310,449
   Net Profits Interests in Gas Properties         93,162,180      93,162,180
   Accumulated Amortization                       (55,452,615)    (54,466,381)
                                                  -----------     -----------

     Total Assets                                 $40,376,190     $41,006,654
                                                  ===========     ===========

Liabilities and Trust Corpus:

   Trust General and Administrative
     Expenses Payable                             $   303,758     $   145,098
   Distributions Payable                            2,262,867       2,165,757
   Trust Corpus (5,900,000 Trust Units
     authorized and outstanding)                   37,809,565      38,695,799
                                                  -----------     -----------

     Total Liabilities and Trust Corpus           $40,376,190     $41,006,654
                                                  ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (Unaudited)

                                              Three Months      Three Months
                                                 Ended             Ended
                                             March 31, 2003    March 31, 2002
                                             --------------    --------------

Trust Corpus, Beginning of Period              $38,695,799       $43,169,981
Distributable Income                             2,362,867         1,663,185
Distributions Payable to Unitholders            (2,262,867)       (1,663,185)
Amortization of Net Profits Interests
   in Gas Properties                              (986,234)       (1,103,407)
                                              ------------      ------------

Trust Corpus, End of Period                    $37,809,565       $42,066,574
                                              ============      ============

  The accompanying notes are an integral part of these financial statements.

                      EASTERN AMERICAN NATURAL GAS TRUST

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

     The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee ("Trustee"), and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the then current Trustee and consequently is currently serving as Trustee.

     The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations (the "Development Wells") in West Virginia and Pennsylvania (the "Underlying Properties").

     On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit. Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury Obligation ("Treasury Obligation") maturing on May 15, 2013. The financial statements of the Trust to which these notes relate do not incorporate information concerning the Treasury Obligations, the beneficial interest in which is held for the Unitholders by the Depositary.

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

     After the Trust was formed, 59 of the 65 Development Wells were drilled and completed. The remaining six Development Wells were not drilled. Clear title to two of the Development Wells could not be established, and they were excluded from the Trust in accordance with the conveyance transferring them to the Trust. Eastern American asserted the remaining four undrilled Development Wells, if drilled, would be too close to then existing wells on the property or an adjoining property, and thereafter settled its dispute with the Trust about drilling those four Development Wells by agreeing instead to pay the Trust annually for the annual volume of gas projected to be produced from those Development Wells as if they had been drilled.

     The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of March 31, 2003, the Trust held Net Profits Interests in 678 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2002, based on the Independent Petroleum Engineer's Report, 18,319 MMcf of the maximum 41,683 MMcf has been produced.

     Between May 15, 2012, and May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell all the Royalty NPI and liquidate the Trust. Under the Trust Agreement, Eastern American has the right of first refusal to purchase any of the Royalty NPI the Trustee is required to sell after the Liquidation Date. If it exercises this right, Eastern American must pay the appraised Fair Value (as defined in the Trust Agreement) of the Royalty NPI, or the relevant third party offer price if a third party has offered to purchase the NPI. Unitholders of record on the relevant record dates will receive the net proceeds from selling the Royalty NPI in accordance with the Trust Agreement, and also will receive their respective share of the matured face amount of the Treasury Obligations held by the Depositary.

NOTE 2. Basis of Presentation

     The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     The Conveyances and the Gas Purchase Contract entitle the Trust to receive an amount of cash for each calendar quarter equal to the Net Proceeds for such quarter. "Net Proceeds" for any calendar quarter generally means an amount of cash equal to (a) 90% of a volume of gas equal to (i) the volume of gas produced during such quarter attributable to the Underlying Properties less (ii) a volume of gas equal to "Chargeable Costs" for such quarter, multiplied by (b) the applicable price for such quarter under the Gas Purchase Contract. "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes". The "Operating Cost Charge" for 2003 is based on an annual rate of $510,444, and for 2002 was an annual rate of $503,354. The increase in the 2003 "Operating Cost Charge" reflects a prospective adjustment made based upon changes in the Crude Petroleum and Gas Production Workers Index for 2002. The Operating Cost Charge for 2003 has been adjusted to reflect this change. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison. The Crude Petroleum and Gas Production Workers Index for 2003 decreased by 3.1%. The Operating Cost Charge was not increased as Development Wells were completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. "Capital Costs" means Eastern American's working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells. "Taxes" means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust's interest in the Underlying Properties, or production therefrom.

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

     Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2003, an additional volume of 5,260 Mcf was delivered to the Trust, as compared to 5,833 Mcf for the quarter ended March 31, 2002. These additional volumes fulfill Eastern American's obligation to provide volumes for Development Wells that had been closely offset by third parties.

     Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Form 10-K for the fiscal year ended December 31, 2002 for a more complete description of the Development Wells.)

     During 2002, Eastern American was asked to sell 3 wells in which the Trust owned a Net Profits Interest (the Western Pocahontas #7, #8 and #10 wells). The party seeking to purchase the wells owned the right to mine for coal on such properties (the "Coal Lessee"). The Coal Lessee stated that the wells would materially interfere with the Coal Lessee's proposed mining operations.

     Eastern American reviewed the Trust Agreement and production from these wells, and determined that the Net Profits Interest associated with the Western Pocahontas #7 well accounted for more than 0.25% of the total production from the Underlying Properties for the prior twelve (12) month period. Eastern American advised the Coal Lessee that it could not sell this well.

     Subsequently, the Coal Lessee asserted that the coal estate in the relevant Underlying Properties was the dominate estate and that under the relevant oil and gas leases and applicable case law, the Coal Lessee could cause the Trust and Eastern American to plug and abandon the well. Eastern American and the Trust did not necessarily agree with the Coal Lessee position, however, and in an effort to avoid litigation, the Trust and Eastern American entered into a Settlement Agreement and Release of All Claims with the Coal Lessee pursuant to which Eastern agreed to sell the Western Pocahontas #7 well for the amount of $426,187. The Trust's share of the proceeds of $303,438 was included in Distributable Income to the Trust during the quarter ended March 31, 2002. The Coal Lessee purchased the two additional wells, the Western Pocahontas #8 and #10 for the amount of $209,561. The Trust's share of the proceeds of $188,605 was also included in the Distributable Income of the Trust during the quarter ended June 30, 2002.

     During the quarter ended March 31, 2003, a Coal Lessee contacted Eastern American and inquired as to whether it would sell the U.S. Steel Well # 26, which is a well in which the Trust owns a Net Profits Interests. The Coal Lessee stated that the well would materially interfere with the Coal Lessee's proposed mining operations. Eastern American reviewed the Trust Agreement and production from this well to determine if it could cause the Trust to sell its Net Profits Interest in the well. Upon Review, it was discovered that the Net Profits Interests associated with the U.S. Steel #26 well accounted for less than .25% of the total production from the Underlying Properties for the prior twelve (12) month period. Eastern American advised the Coal Lessee that it could sell this well. Eastern American received $11,437 for the sales of the U.S Steel Well #26. The effective date of the sale was March 1, 2003. However, the transaction did not close until April 17, 2003. Therefore, the Trust's share of the proceeds of $10,293 will be included in the Distributable Income of the Trust during the quarter ending June 30, 2003.

     Over the remaining life of the Trust, additional wells may need to be disposed of for similar reasons.

Comparison of Results of Operations for Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002
-----------------------------------------------------------------------------

     The Trust's distributable income was $2,362,867 for the three months ended March 31, 2003 as compared to $1,663,185 for the three months ended March 31, 2002. This increase was due to an increase in Royalty Income for the three months ended March 31, 2003 ($2,998,805) as compared to the three months ended March 31, 2002 ($1,771,268). The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.695 per Mcf for the three months ended March 31, 2003; $3.041 per Mcf for the three months ended March 31, 2002). This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2003 (526 Mmcf) as compared to the three months ended March 31, 2002 (581 Mmcf). The decline in production is primarily attributable to natural production declines and the sale of wells. Taxes on production and property were $204,813 for the three months ended March 31, 2003 as compared to $121,135 for the three months ended March 31, 2002. The increase in taxes is due directly to the increase in Royalty Income as discussed above. Trust general and administrative expenses were $303,758 for the three months ended March 31, 2003 as compared to $165,450 for the three months ended March 31, 2002. This increase was due to an increase in legal fees and the timing of payments for tax services performed as well as an increase in the price for these services. During the three months ended March 31, 2003, the Trustee established a reserve in the amount of $100,000 to facilitate the payment of vendor invoices on a timely basis. No such reserve existed in the prior year. The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the period ended March 31, 2003, while $303,438 was recognized in the corresponding prior quarter. Amortization of Nets Profits Interests in Gas Properties was $986,234 for the quarter ended March 31, 2003 as compared to $1,103,407 for the quarter ended March 31, 2002. This decrease was due to the decrease in production volumes.

     The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.695 per Mcf for the three months ended March 31, 2003 and $3.041 per Mcf for the three months ended March 31, 2002. The price per Mcf was higher for the three months ended March 31, 2003 than for the corresponding three month period ended March 31, 2002 due to a increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.877 per Dth for the three months ended March 31, 2003; $2.465 per Dth for the three months ended March 31, 2002).

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

     The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described elsewhere herein, gas production attributable to the Net Profits Interest is sold to a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein.

ITEM 4. Controls and Procedures

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

     Within 90 days of the date of this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Robert Griffin, as Agent of the Trustee, has concluded that the controls and procedures are effective, while noting certain limitations on disclosure controls and procedures as set forth below.

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

     Eastern American and its consolidated subsidiaries manage (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and
     (iii) geological data relating to reserves. While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not manage this information, and relies entirely on Eastern American to provide accurate and timely information when requested for use in the Trust's reports. Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors the Trustee has contracted with respect to the annual audit and quarterly reviews of financial data provided by Eastern America. Other than contracting independent auditors and reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the Trustee makes no independent or direct verification of this financial or other information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

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

               None.

ITEM 3.    Defaults Upon Senior Securities.

               None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

               None.

ITEM 5.    Other Information.

     For the calendar quarter ended March 31, 2003, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations, were $671.20 and $618.30 respectively. On March 31, 2003 the closing price of the Treasury Obligations, as quoted on such market, was $655.60.

     The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2003, this option was exercised on 107,900 Trust Units. (See the Trust's 10-K for the fiscal year ended December 31, 2002 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

     The Bank of New York has given notice of its intention to resign as Trustee and Depositary for the Eastern American Natural Gas Trust in accordance with (1) the Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust pursuant to which the Eastern American Natural Gas Trust was formed (the "Trust Agreement") and (2) the Depositary Agreement (the "Depositary Agreement") under which Trust Units and Treasury Obligations (as defined in the Trust Agreement) are held for Trust Unitholders. In accordance with the Trust Agreement and the Depositary Agreement, such resignations will not take effect until Trust Unitholders have approved a successor Trustee and Depositary. Recommendations for a successor Trustee and Depositary will be made to the Trust Unitholders and voted upon at a meeting of the Trust Unitholders that will be scheduled in accordance with the Trust Agreement and the Depositary Agreement.

ITEM 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

Exhibit
Number                                Description
------                                -----------

3.1* Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust

4.1*      Specimen Depositary Receipt

4.2*      Form of NPI Royalty Deposit Agreement

10.1*     Form of Conveyance

10.2*     Form of Term NPI Conveyance

10.3* Form of Gas Purchase Contact between Eastern American Energy Corporation, Eastern Marketing Corporation and Eastern American Natural Gas Trust

10.5* Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern Marketing Corporation

10.6*     Form of Assignment and Standby Performance Agreement

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2003.

---------

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

                                       EASTERN AMERICAN NATURAL GAS TRUST

                                       By:  The Bank of New York, Trustee


                                       /s/ Robert L. Griffin
                                       --------------------------------------
                                       Name:  Robert L. Griffin
                                       Title: Vice President
                                              The Bank of New York

Date: May 14, 2003

     The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.

                                 CERTIFICATION

I, Robert L. Griffin certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Eastern American Natural Gas Trust, for which The Bank of New York acts as Trustee;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus to of the registrant as of, and for, the periods presented in this quarterly report;

          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such controls and procedures to be established and maintained, for the registrant and have:

               a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report my conclusion about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

          5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and;

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


                                        /s/ Robert L. Griffin
                                        -------------------------------------
                                            Vice President
                                            The Bank of New York

          Date: May 14, 2003

02662.0161 #404581v2