Form 10-Q
period 2003-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2003-08-14
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-11748

EASTERN AMERICAN NATURAL GAS TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-7034603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   ☒           No   ☐

As of August 13, 2003, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002

Royalty Income	$6,644,071	$3,963,220	$3,645,266	$2,191,952

Operating Expenses:
Taxes on production and property	452,700	271,167	247,887	150,032
Operating cost charges	255,222	251,274	127,611	125,637

Total Operating Expenses	707,922	522,441	375,498	275,669

Net Proceeds to the Trust	5,936,149	3,440,779	3,269,768	1,916,283

General and Administrative Expenses	(530,576)	(320,465)	(226,818)	(155,015)

Interest Income	489	1,017	245	316

Cash Proceeds on Sale of Net Profits Interests	10,293	492,043	10,293	188,605

Distributable Income	5,416,355	3,613,374	3,053,488	1,950,189

Cash Reserve	(115,000)	0	(15,000)	0

Distribution Amount	$5,301,355	$3,613,374	$3,038,488	$1,950,189

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.9180	$0.6124	$0.5175	$0.3305

Distribution Per Unit (5,900,000 units authorized and outstanding)	$0.8985	$0.6124	$0.5150	$0.3305

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2003	December 31, 2002
	(Unaudited)

Assets:

Cash	$84,529	$406
Net Proceeds Receivable	3,280,061	2,310,449
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(56,497,440)	(54,466,381)

Total Assets	$40,029,330	$41,006,654

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$211,102	$145,098
Distributions Payable	3,038,488	2,165,757
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	36,779,740	38,695,799

Total Liabilities and Trust Corpus	$40,029,330	$41,006,654

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

Trust Corpus, Beginning of Period	$38,695,799	$43,169,981
Distributable Income	5,416,355	3,613,373
Distributions Payable to Unitholders	(5,301,355)	(3,613,373)
Amortization of Net Profits Interests in Gas Properties	(2,031,059)	(2,208,733)

Trust Corpus, End of Period	$36,779,740	$40,961,248

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

The Trust was formed to acquire and hold net profits interests (the “Net Profits Interests”) created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations (the “Development Wells”) in West Virginia and Pennsylvania (the “Underlying Properties”).

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

The Net Profits Interests are passive in nature, and neither the Trustee nor the Delaware Trustee has management control or authority over, nor any responsibility relating to, the operation of the properties subject to the Net Profits Interests.  The Trust Agreement provides, among other things, that the Trust shall not engage in any business or commercial activity or acquire any asset other than the Net Profits Interests initially conveyed to the Trust; the Trustee may establish a reserve for payment of any liability that is contingent, uncertain in amount or is not currently due and payable; the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to Unitholders; and the Trustee will make quarterly cash distributions to Unitholders from funds of the Trust.

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of June 30, 2003, the Trust held Net Profits Interests in 677 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2002, based on the Independent Petroleum Engineer’s Report, 18,319 MMcf of the maximum 41,683 MMcf has been produced.

Between May 15, 2012, and May 15, 2013 (the “Liquidation Date”), the Trustee is required to sell all the Royalty NPI and liquidate the Trust. Under the Trust Agreement, Eastern American has the right of first refusal to purchase any of the Royalty NPI the Trustee is required to sell after the Liquidation Date. If it exercises this right, Eastern American must pay the appraised Fair Value (as defined in the Trust Agreement) of the Royalty NPI, or the relevant third party offer price if a third party has offered to purchase the Royalty NPI. Unitholders of record on the relevant record dates will receive the net proceeds from selling the Royalty NPI in accordance with the Trust Agreement, and also will receive their respective share of the matured face amount of the Treasury Obligations held by the Depositary.

NOTE 2.  Basis of Presentation

The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.  The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.  The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Net Profits Interests were created pursuant to conveyances (the “Conveyances”) from Eastern American to the Trust.  In connection therewith, Eastern American assigned its rights under a gas purchase contract (the “Gas Purchase Contract”) which obligates Eastern Marketing Corporation, a subsidiary of Eastern American, to purchase all of the natural gas produced from the Underlying Properties that is attributable to the Net Profits Interests.

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

The “Operating Cost Charge” for 2003 is based on an annual rate of $510,444, and for 2002 was an annual rate of $503,354. The increase in the 2003 “Operating Cost Charge” reflects a prospective adjustment made based upon changes in the Crude Petroleum and Gas Production Workers Index for 2002.  The Operating Cost Charge for 2003 has been adjusted to reflect this change.  As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.  The Crude Petroleum and Gas Production Workers Index for 2003 decreased by 3.1%.  The Operating Cost Charge was not increased as Development Wells were completed but will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned.  “Capital Costs” means Eastern American’s working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells.  “Taxes” means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust’s interest in the Underlying Properties, or production therefrom.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended June 30, 2003, an additional volume of 4,822 Mcf was delivered to the Trust, as compared to 5,260 Mcf for the quarter ended June 30, 2002.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Form 10-K for the fiscal year ended December 31, 2002 for a more complete description of the Development Wells.)

During 2002, Eastern American was asked to sell 3 wells in which the Trust owned a Net Profits Interest (the Western Pocahontas #7, #8 and #10 wells).  The party seeking to purchase the wells owned the right to mine for coal on such properties (the “Coal Lessee”).  The Coal Lessee stated that the wells would materially interfere with the Coal Lessee’s proposed mining operations.

Eastern American reviewed the Trust Agreement and production from these wells, and determined that the Net Profits Interest associated with the Western Pocahontas # 7 well accounted for more than 0.25% of the total production from the Underlying Properties for the prior twelve (12) month period.  Eastern American advised the Coal Lessee that it could not sell this well.

Subsequently, the Coal Lessee asserted that the coal estate in the relevant Underlying Properties was the dominate estate and that under the relevant oil and gas leases and applicable case law, the Coal Lessee could cause the Trust and Eastern American to plug and abandon the well.  Eastern American and the Trust did not necessarily agree with the Coal Lessee position, however, and in an effort to avoid litigation, the Trust and Eastern American entered into a Settlement Agreement and Release of All Claims with the Coal Lessee pursuant to which Eastern agreed to sell the Western Pocahontas # 7 well for the amount of $426,187.  The Trust’s share of the proceeds of $303,438 was included in Distributable Income to the Trust during the quarter ended March 31, 2002.  The Coal Lessee purchased the two additional wells, the Western Pocahontas # 8 and #10 for the amount of $209,561.  The Trust’s share of the proceeds of $188,605 was also included in the Distributable Income of the Trust during the quarter ended June 30, 2002.

During the quarter ended March 31, 2003, a Coal Lessee contacted Eastern American and inquired as to whether it would sell the U.S. Steel Well # 26, which is a well in which the Trust owns a Net Profits Interests.  The Coal Lessee stated that the well would materially interfere with the Coal Lessee’s proposed mining operations.  Eastern American reviewed the Trust Agreement and production from this well to determine if it could cause the Trust to sell its Net Profits Interest in the well.  Upon Review, it was discovered that the Net Profits Interests associated with the U.S. Steel #26 well accounted for less than .25% of the total production from the Underlying Properties for the prior twelve (12) month period.  Eastern American advised the Coal Lessee that it could sell this well.  Eastern American received $11,437 for the sale of the U.S Steel Well #26.  The effective date of the sale was March 1, 2003.  However, the transaction did not close until April 17, 2003.

Therefore, the Trust’s share of the proceeds of $10,293 was included in the Distributable Income of the Trust during the quarter ending June 30, 2003.

Over the remaining life of the Trust, additional wells may need to be disposed of for similar reasons.

Comparison of Results of Operations for Three Months Ended June 30, 2003 and Three Months Ended June 30, 2002

The Trust’s distributable income was $3,053,488 for the three months ended June 30, 2003 as compared to $1,950,189 for the three months ended June 30, 2002.  This increase was due to an increase in Royalty Income for the three months ended June 30, 2003 ($3,645,266) as compared to the three months ended June 30, 2002 ($2,191,952).  The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($6.544 per Mcf for the three months ended June 30, 2003; $3.776 per Mcf for the three months ended June 30, 2002).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2003 (557 Mmcf) as compared to the three months ended June 30, 2002 (582 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $247,887 for the three months ended June 30, 2003 as compared to $150,032 for the three months ended June 30, 2002.  The increase in taxes is due directly to the increase in Royalty Income as discussed above. Trust general and administrative expenses were $226,818 for the three months ended June 30, 2003 as compared to $155,015 for the three months ended June 30, 2002.  The increase in general and administrative expenses was due primarily to an increase in legal fees of $86,000 (attributable primarily to determining the legal obligations of the Trust under the Sarbanes-Oxley Act of 2002 with respect to the public reports filed on behalf of the Trust), which was offset by a decrease of $19,000 in tax services due to the timing of payments.  During the three months ended June 30, 2003, the Trustee added $15,000 to the reserve which was previously established during the quarter ended March 31, 2003 to facilitate the payment of vendor invoices on a timely basis.  No such reserve existed in the prior three months ending June 30, 2002.  The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $10,293 for the three months ended June 30, 2003, as compared to $188,605 for the three months ended June 30, 2002.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $6.544 per Mcf for the three months ended June 30, 2003 and $3.776 per Mcf for the three months ended June 30, 2002.  The price per Mcf was higher for the three months ended June 30, 2003 than for the corresponding three month period ended June 30, 2002 due to a increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.649 per Dth for the three months ended June 30, 2003; $3.133 per Dth for the three months ended June 30, 2002).

Comparison of Results of Operations for Six Months Ended June 30, 2003 and Six Months Ended June 30, 2002

The Trust’s distributable income was $5,416,335 for the six months ended June 30, 2003 as compared to $3,613,374 for the six months ended June 30, 2002.  This increase was due to an increase in Royalty Income for the six months ended June 30, 2003 ($6,644,071) as compared to the six months ended June 30, 2002 ($3,963,220).  The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($6.119 per Mcf for the six months ended June 30, 2003; $3.409 per Mcf for the six months ended June 30, 2002).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2003 (1,083 Mmcf) as compared to the six months ended June 30, 2002 (1,164 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $452,700 for the six months ended June 30, 2003 as compared to $271,167 for the six months ended June 30, 2002.  The increase in taxes is due directly to the increase in Royalty Income as discussed above. Trust general and administrative expenses were $530,576 for the six months ended June 30, 2003 as compared to $320,465 for the six months ended June 30, 2002.  The increase in general and administrative fees was due primarily to an increase in legal fees of $168,998 (attributable primarily to determining the legal obligations of the Trust under the Sarbanes-Oxley Act of 2002 with respect to the public reports filed on behalf of the Trust) and increased fees for tax services performed of $22,610.  During the six months ended June 30, 2003, the Trustee established and added to a reserve the amount of $115,000 to facilitate the payment of vendor invoices on a timely basis. No such reserve existed in the prior six months ended June 30, 2002.  The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $10,293 for the period ended June 30, 2003, while $492,043 was recognized in the corresponding prior six months.  Amortization of Nets Profits Interests in Gas Properties was $2,031,059 for the six months ended June 30, 2003 as compared to $2,208,733 for the six months ended June 30, 2002.  This decrease was due to the decrease in production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $6.119 per Mcf for the six months ended June 30, 2003 and $3.409 per Mcf for the six months ended June 30, 2002.  The price per Mcf was higher for the six months ended June 30, 2003 than for the corresponding six month period ended June 30, 2002 due to a increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.263 per Dth for the six months ended June 30, 2003; $2.799 per Dth for the six months ended June 30, 2002).

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Trust is accumulated and communicated by the working interest owner, Eastern American Energy Corporation (“Eastern American”), to The Bank of New York, as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2003, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Robert Griffin, as Agent of the Trustee, has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Agreement, and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•                  Eastern American and its consolidated subsidiaries manage (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves.  While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not manage this information, and relies entirely on Eastern American to provide accurate and timely information when requested for use in the Trust’s reports.

•                  Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does rely, upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors the Trustee has contracted with respect to the annual audit and quarterly reviews of financial data provided by Eastern American.  Other than contracting independent auditors and reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the Trustee makes no independent or direct verification of this financial or other information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

Changes in Internal Controls.  To the knowledge of the Trustee, there have been no significant changes in the Trust’s internal controls that could significantly affect the Trust’s internal controls subsequent to the date the Trustee completed its evaluation.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Eastern American.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings.

None.

ITEM 2.      Changes in Securities.

None.

ITEM 3.      Defaults Upon Senior Securities.

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.      Other Information.

For the calendar quarter ended June 30, 2003, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $711.50 and $641.50 respectively.  On June 30, 2003 the closing price of the Treasury Obligations, as quoted on such market, was $684.80.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of June 30, 2003, this option was exercised on 77,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2002 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

The Bank of New York has given notice of its intention to resign as Trustee and Depositary for the Eastern American Natural Gas Trust in accordance with (1) the Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust pursuant to which the Eastern American Natural Gas Trust was formed (the “Trust Agreement”) and (2) the Depositary Agreement (the “Depositary Agreement”) under which Trust Units and Treasury Obligations (as defined in the Trust Agreement) are held for Trust Unitholders. In accordance with the Trust Agreement and the Depositary Agreement, such resignations will not take effect until Trust Unitholders have approved a successor Trustee and Depositary.  Recommendations for a successor Trustee and Depositary will be made to the Trust Unitholders and voted upon at a meeting of the Trust Unitholders that will be scheduled in accordance with the Trust Agreement and the Depositary Agreement.

ITEM 6.      Exhibits and Reports on Form 8-K.

(a)        Exhibits

Exhibit Number	Description

3.1*	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust

4.1*	Specimen Depositary Receipt

4.2*	Form of NPI Royalty Deposit Agreement

10.1*	Form of Conveyance

10.2*	Form of Term NPI Conveyance

10.3*	Form of Gas Purchase Contact between Eastern American Energy Corporation, Eastern Marketing Corporation and Eastern American Natural Gas Trust

10.5*	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern Marketing Corporation

10.6*	Form of Assignment and Standby Performance Agreement

31.	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certification

(b) Reports on Form 8-K

On April 18, 2003, the Trust filed a report on Form 8-K giving notice of The Bank of New York’s intention to resign as Trustee and Depositary of the Eastern American Natural Gas Trust.

*      Incorporated by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission.  All references are to the registrant’s Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant’s Annual report on Form 10-K for the year ended December 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN AMERICAN NATURAL GAS TRUST

By: The Bank of New York, Trustee

/s/ Robert L. Griffin
Name:	Robert L. Griffin
Title:	Vice President
The Bank of New York

Date: August 14, 2003

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.