Form 10-Q
period 2003-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2003-11-13
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   ☒           No   ☐

As of November 12, 2003, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002

Royalty Income	$10,165,525	$6,412,497	$3,521,454	$2,449,277

Operating Expenses
Taxes on production and property	692,070	436,647	239,370	165,480
Operating cost charges	382,627	376,506	127,405	125,232

Total Operating Expenses	1,074,697	813,153	366,775	290,712

Net Proceeds to the Trust	9,090,828	5,599,344	3,154,679	2,158,565

General and Administrative Expenses	(671,255)	(449,823)	(140,679)	(129,358)

Interest Income	748	1,404	259	387

Cash Proceeds on Sale of Net Profits Interests	10,293	492,043	0	0

Distributable Income	8,430,614	5,642,968	3,014,259	2,029,594

Cash Reserve	(115,000)	0	0	0

Distribution Amount	$8,315,614	$5,642,968	$3,014,259	$2,029,594

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$1.4289	$0.9564	$0.5109	$0.3440

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$1.4094	$0.9564	$0.5109	$0.3440

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2003	December 31, 2002
	(Unaudited)

Assets:

Cash	$50,927	$406
Net Proceeds Receivable	3,154,679	2,310,449
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(57,532,379)	(54,466,381)

Total Assets	$38,835,407	$41,006,654

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$76,347	$145,098
Distributions Payable	3,014,259	2,165,757
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	35,744,801	38,695,799

Total Liabilities and Trust Corpus	$38,835,407	$41,006,654

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENT OF CHANGES IN TRUST CORPUS

(Unaudited)

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

Trust Corpus, Beginning of Period	$38,695,799	$43,169,981
Distributable Income	8,430,614	5,642,968
Distributions Payable to Unitholders	(8,315,614)	(5,642,968)
Amortization of Net Profits Interests in Gas Properties	(3,065,998)	(3,363,418)

Trust Corpus, End of Period	$35,744,801	$39,806,563

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of September 30, 2003, the Trust held Net Profits Interests in 677 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2002, based on the Independent Petroleum Engineer’s Report, 18,319 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 3.  Trust Accounting Policies

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders.  Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders subject to Trustees Cash Reserves described in Part I, Item 2 before application of those Unitholders’ additional expenses, if any, for depletion, interest expense, and income taxes.  The Trust uses the accrual basis to recognize revenue, with Royalty Income recognized as reserves are extracted from properties and sold.  Expenses are also presented on an accrual basis.  Actual cash receipts will vary from the accrual of revenues due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation  (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

The Net Profits Interests are assessed annually to determine whether their net capitalized cost is impaired.  The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties.  The Trust will then provide a writedown to the extent that the net capitalized costs exceed the discounted future net revenues attributable to proved gas reserves of the Underlying Properties.   Any such writedown would not reduce distributable income, although it would reduce Trust Corpus.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The Trust, the Trustee and Eastern American, its officers or its agents on behalf of the Trust may, from time to time, make forward-looking statements (other than statements of historical fact).  When used herein, the words “anticipates,” “expects,” “believes,” “intends” or “projects” and similar expressions are intended to identify forward-looking statements.  To the extent that any forward-looking statements are made, neither the Trust, the Trustee or Eastern American is able to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust.  In addition, the Trust’s future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties.  As a result of variations in such factors, actual results may differ materially from any forward-looking statements.  Some of these factors are described below.  The Trust, the Trustee and Eastern American disclaim any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and by the statements in the Annual Report on Form 10-K.

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

The “Operating Cost Charge” for 2003 is based on an annual rate of $510,444, and for 2002 was an annual rate of $503,354. The increase in the 2003 “Operating Cost Charge” reflects a prospective adjustment made based upon changes in the Crude Petroleum and Gas Production Workers Index for 2002.  As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.  The Crude Petroleum and Gas Production Workers Index for 2003 decreased by 3.1%.  The Operating Cost Charge was not increased as Development Wells were completed but is reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned.  “Capital Costs” means Eastern American’s working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells.  “Taxes” means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust’s interest in the Underlying Properties, or production therefrom.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended September 30, 2003, an additional volume of 4,822 Mcf was delivered to the Trust, as compared to 5,260 Mcf for the quarter ended September 30, 2002.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

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

During the quarter ended March 31, 2003, a Coal Lessee contacted Eastern American and inquired as to whether it would sell the U.S. Steel Well # 26, which is a well in which the Trust owns a Net Profits Interests.  The Coal Lessee stated that the well would materially interfere with the Coal Lessee’s proposed mining operations.  Eastern American reviewed the Trust Agreement and production from this well to determine if it could cause the Trust to sell its Net Profits Interest in the well.  Upon review, it was discovered that the Net Profits Interests associated with the U.S. Steel #26 well accounted for less than 0.25% of the total production from the Underlying Properties for the prior twelve (12) month period.  Eastern American advised the Coal Lessee that it could sell this well.  Eastern American received $11,437 for the sale of the U.S Steel Well #26.  The effective date of the sale was March 1, 2003.  However, the transaction did not close until April 17, 2003.

Therefore, the Trust’s share of the proceeds of $10,293 was included in the Distributable Income of the Trust during the quarter ending June 30, 2003 as well as the nine months ended September 30, 2003.

Over the remaining life of the Trust, additional wells may need to be disposed of for similar reasons.

Comparison of Results of Operations for Three Months Ended September 30, 2003 and Three Months Ended September 30, 2002

The Trust’s distributable income was $3,014,259 for the three months ended September 30, 2003 as compared to $2,029,594 for the three months ended September 30, 2002.  This increase was due to an increase in Royalty Income for the three months ended September 30, 2003 ($3,521,454) as compared to the three months ended September 30, 2002 ($2,449,277).  The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($6.381 per Mcf for the three months ended September 30, 2003; $4.028 per Mcf for the three months ended September 30, 2002).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2003 (552 Mmcf) as compared to the three months ended September 30, 2002 (608 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of a well.  Taxes on production and property were $239,370 for the three months ended September 30, 2003 as compared to $165,480 for the three months ended September 30, 2002.  The increase in taxes is due directly to the increase in Royalty Income as discussed above.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $6.381 per Mcf for the three months ended September 30, 2003 and $4.028 per Mcf for the three months ended September 30, 2002.  The price per Mcf was higher for the three months ended September 30, 2003 than for the corresponding three month period ended September 30, 2002 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.501 per Dth for the three months ended September 30, 2003; $3.362 per Dth for the three months ended September 30, 2002).

Comparison of Results of Operations for Nine Months Ended September 30, 2003 and Nine Months Ended September 30, 2002

The Trust’s distributable income was $8,430,614 for the nine months ended September 30, 2003 as compared to $5,642,968 for the nine months ended September 30, 2002.  This increase was due to an increase in Royalty Income for the nine months ended September 30, 2003 ($10,165,525) as compared to the nine months ended September 30, 2002 ($6,412,497).  The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($6.207 per Mcf for the nine months ended September 30, 2003; $3.615 per Mcf for the nine months ended September 30, 2002).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2003 (1,635 Mmcf) as compared to the nine months ended September 30, 2002 (1,772 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $692,070 for the nine months ended September 30, 2003 as compared to $436,647 for the nine months ended September 30, 2002.  The increase in taxes is due directly to the increase in Royalty Income as discussed above. Trust general and administrative expenses were $671,255 for the nine months ended September 30, 2003 as compared to $449,823 for the nine months ended September 30, 2002.  The increase in general and administrative fees was due primarily to an increase in legal fees of $197,114 (attributable primarily to determining the legal obligations of the Trust under the Sarbanes-Oxley Act of 2002 with respect to the public reports filed on behalf of the Trust) and increased fees for tax and audit services received of $15,242.  The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $10,293 for the period ended September 30, 2003, while $492,043 was recognized in the corresponding prior nine months.

During the nine months ended September 30, 2003, the Trustee established a cash reserve in the amount of $115,000 to facilitate the payment of vendor invoices on a timely basis. No such reserve existed in the prior nine months ended September 30, 2002.  Establishing this reserve, reduced distributions payable by $115,000 or $0.0195 per unit for the nine months ended September 30, 2003. Amortization of Nets Profits Interests in Gas Properties was $3,065,998 for the nine months ended September 30, 2003 as compared to $3,363,418 for the nine months ended September 30, 2002.  This decrease was primarily due to the decrease in production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $6.207 per Mcf for the nine months ended September 30, 2003 and $3.615 per Mcf for the nine months ended September 30, 2002.  The price per Mcf was higher for the nine months ended September 30, 2003 than for the corresponding nine month period ended September 30, 2002 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.342 per Dth for the nine months ended September 30, 2003; $2.987 per Dth for the nine months ended September 30, 2002).

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes.  As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013.  High and low price information for the Treasury Obligations is included under Part II Item 5.  As described elsewhere herein, gas production attributable to the Net Profits Interest is sold to a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein.

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

As of September 30, 2003, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Mauro Palladino, a Vice President of the Trustee, has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

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

For the calendar quarter ended September 30, 2003, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $684.00 and $620.30 respectively.  On September 30, 2003 the closing price of the Treasury Obligations, as quoted on such market, was $663.90.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of September 30, 2003, this option was exercised on 77,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2002 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2003.

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

EASTERN AMERICAN NATURAL GAS TRUST

By: The Bank of New York, Trustee

/s/ Mauro Palladino
Name: Mauro Palladino
Title: Vice President
The Bank of New York

Date: November 12, 2003

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.