Form 10-K/A
period 2003-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2004-05-14
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K/A

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

THE UNDERLYING PROPERTIES

General

The Underlying Properties are comprised of Eastern American’s working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania.  As of December 31, 2003, such properties consisted of 677 producing gas wells.   The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner’s royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American’s interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%.   As of December 31, 2003, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 18,761 MMcf. (See “Reserves”).

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

	Proved Gas Reserves			Estimated Future Net Revenues(2)	Discounted Estimated Future Net Revenues(2)
	(MMcf)

	Developed	Undeveloped	Total

	(Dollars in thousands)

Underlying Properties(1)	37,311	0	37,311	$173,665	$71,622

Net Profits Interests:
Royalty NPI	11,294	0	11,294	$64,646	$27,357
Term NPI	7,467	0	7,467	42,743	29,092

Total	18,761	0	18,761	$107,389	$56,449

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

Item 13.          Certain Relationships and Related Transactions.

None.

Item 14.         Principal Accounting Fees and Services

Audit Fees

The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connections with the audits of the Trust’s annual financial statements and review of the Trust quarterly interim financial statements were $41,750 in 2002 and $36,500 in 2003.

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

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2004.

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

(Revised April 21, 2004)

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

	As of December 31, 2003
	Gas (MMCF)	Estimated Future Net Cash Inflows (M$)	Present Value At 10% (M$)
Proved Net Developed

Royalty NPI	11,294	64,646	27,357
Term NPI	7,467	42,743	29,092
Total	18,761	107,389	56,449

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

In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2003 from this report are presented in the following table:

	As of December 31, 2003
	Royalty NPI	Term NPI	Totals
Total Proved
Future Cash Inflows (M$)	64,646	42,743	107,389
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0
Total Costs (M$)	0	0	0

Future Net Cash Inflows
Before Income Tax (M$)	64,646	42,743	107,389

Present Value at 10%
Before Income Tax (M$)	27,357	29,092	56,449

	As of December 31, 2003
	Royalty NPI	Term NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	11,294	7,467	18,761

Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0

Total Proved Net Reserves
Gas (MMCF)	11,294	7,467	18,761

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

The following table reconciles the change in proved reserves attributable to the Trust’s share of the Net Profits Interests (“NPI”) from January 1, 2001 to December 31, 2003:

	Royalty NPI (MMcf)	Term NPI (MMcf)	Total NPI (MMcf)

Balance, January 1, 2001	14,983	11,484	26,467

Production	(1,068)	(1,421)	(2,489)
Revisions of previous estimates	(1,011)	(222)	(1,233)

Balance, December 31, 2001	12,904	9,841	22,745

Production	(1,034)	(1,324)	(2,357)
Revisions of previous estimates	(155)	(92)	(246)

Balance, December 31, 2002	12,025	8,609	20,634

Production	(932)	(1,229)	(2,161)
Revisions of previous estimates	201	87	288

Balance, December 31, 2003	11,294	7,467	18,761

The Trust’s share of proved developed gas reserves are as follows:

	Royalty NPI (MMcf)	Term NPI (MMcf)	Total NPI (MMcf)

December 31, 2001	12,904	9,841	22,745

December 31, 2002	12,025	8,609	20,634

December 31, 2003	11,294	7,467	18,761

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

The following is the standardized measure of discounted future net cash flows as of December 31, 2003 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$80,951	$49,043	$129,994
Future production costs	(4,420)	(2,333)	(6,754)
Future production taxes	(11,885)	(3,967)	(15,852)

Future net cash inflows	64,646	42,743	107,389
10% discount factor	(37,289)	(13,651)	(50,940)

Standardized measure of discounted future net cash flows	$27,357	$29,092	$56,449

The following is the standardized measure of discounted future net cash flows as of December 31, 2002 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$69,983	$44,562	$114,545
Future production taxes	(3,839)	(2,104)	(5,943)
Future production costs	(12,400)	(3,986)	(16,386)

Future net cash inflows	53,743	38,472	92,215
10% discount factor	(30,790)	(13,114)	(43,904)

Standardized measure of discounted future net cash flows	$22,953	$25,358	$48,311

The following is the standardized measure of discounted future net cash flows as of December 31, 2001 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$61,197	$41,224	$102,421
Future production taxes	(3,334)	(1,916)	(5,249)
Future production costs	(11,924)	(4,275)	(16,199)

Future net cash inflows	45,939	35,033	80,973
10% discount factor	(25,930)	(12,614)	(38,545)

Standardized measure of discounted future net cash flows	$20,009	$22,419	$42,428

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes during 2001, 2002 and 2003 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI

Standardized measure, January 1, 2001	$35,074	$39,646	$74,720
Net proceeds to the Trust	(6,721)	(5,125)	(11,846)
Revisions of previous estimates	(1,886)	(414)	(2,300)
Accretion of discount	3,507	3,965	7,472
Net change in price and production costs	(13,327)	(9,638)	(22,965)
Other	3,362	(6,015)	(2,653)

Standardized measure, December 31, 2001	$20,009	$22,419	$42,428
Net proceeds to the Trust	(4,610)	(3,300)	(7,910)
Revisions of previous estimates	(363)	(215)	(578)
Accretion of discount	2,001	2,242	4,243
Net change in price and production costs	5,650	4,054	9,704
Other	266	159	425

Standardized measure, December 31, 2002	$22,953	$25,358	$48,311
Net proceeds to the Trust	(7,085)	(4,684)	(11,770)
Revisions of previous estimates	1	—	1
Accretion of discount	2,295	2,536	4,831
Net change in price and production costs	7,405	4,926	12,331
Other	1,788	956	2,745

Standardized measure, December 31, 2003	$27,357	$29,092	$56,449

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