Form 10-Q
period 2004-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2004-05-14
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(312) 827-8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐              No  ☒(1)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒              No  ☐

(1)  The Registrant inadvertently did not file reports on Form 8-K for its 2003 quarterly press release announcing quarterly distributable income and distribution amounts.  As of May 4, 2004, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31
	2004	2003

Royalty Income	$3,080,080	$2,998,805

Operating Expenses:
Taxes on production and property	212,604	204,813
Operating cost charges	130,335	127,611

Total Operating Expenses	342,939	332,424

Net Proceeds to the Trust	2,737,141	2,666,381

General and Administrative Expenses	(225,742)	(303,758)

Interest Income	222	244

Cash Proceeds on Sale of Net Profits Interests	0	0

Distributable Income	2,511,621	2,362,867

Cash Reserve	0	(100,000)

Quarterly Distribution Amount	$2,511,621	$2,262,867

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.4257	$0.4005

Quarterly Distribution Per Unit (5,900,000 units authorized and outstanding)	$0.4257	$0.3835

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2004	December 31, 2003
	(Unaudited)

Assets:

Cash	$115,753	$115,205
Net Proceeds Receivable	2,737,141	2,678,769
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(59,457,937)	(58,519,514)

Total Assets	$36,557,137	$37,436,640

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$126,273	$161,772
Distributions Payable	2,511,621	2,417,202
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	33,919,243	34,857,666

Total Liabilities and Trust Corpus	$36,557,137	$37,436,640

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003

Trust Corpus, Beginning of Period	$34,857,666	$38,695,799
Distributable Income	2,511,621	2,362,867
Distributions Payable to Unitholders	(2,511,621)	(2,262,867)
Amortization of Net Profits Interests in Gas Properties	(938,423)	(986,234)

Trust Corpus, End of Period	$33,919,243	$37,809,565

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of March 31, 2004, the Trust held Net Profits Interests in 677 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2003, based on the Independent Petroleum Engineer’s Report, 19,548 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 2.  Basis of Presentation

The information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.  The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.  The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

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

The “Operating Cost Charge” for 2004 is based on an annual rate of $521,340, and for 2003 was an annual rate of $510,444.  As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.  The Crude Petroleum and Gas Production Workers Index for 2004 increased by 2.3%.  The Operating Cost Charge was not increased as Development Wells were completed but is reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned.  “Capital Costs” means Eastern American’s working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells.  “Taxes” means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust’s interest in the Underlying Properties, or production therefrom.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended March 31, 2004, an additional volume of 4,822 Mcf was delivered to the Trust, as compared to 5,260 Mcf for the quarter ended March 31, 2003.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Form 10-K, as amended, for the fiscal year ended December 31, 2003 for a more complete description of the Development Wells.)

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

The Trust did not have any contractual obligations as of March 31, 2004.  At March 31, 2004, the Trust had accounts payable of $126,273 and distributions payable of $2,511,621.

Comparison of Results of Operations for Three Months Ended March 31, 2004 and Three Months Ended March 31, 2003

The Trust’s distributable income was $2,511,621 for the three months ended March 31, 2004 as compared to $2,362,867 for the three months ended March 31, 2003.  This increase was due to an increase in Royalty Income for the three months ended March 31, 2004 ($3,080,080) as compared to the three months ended March 31, 2003 ($2,998,805).  The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($6.056 per Mcf for the three months ended March 31, 2004; $5.695 per Mcf for the three months ended March 31, 2003).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2004 (508 Mmcf) as compared to the three months ended March 31, 2003 (526 Mmcf).  The decline in production is primarily attributable to natural production declines.  Taxes on production and property were $212,604 for the three months ended March 31, 2004 as compared to $204,813 for the three months ended March 31, 2003. The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $225,742 for the three months ended March 31, 2004 as compared to $303,758 for the three months ended March 31, 2003.  This decrease in general and administrative expense was due primarily to a reduction in legal fees of $53,000 and a $28,000 decrease due to tax and audit services performed.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $6.056 per Mcf for the three months ended March 31, 2004 and $5.695 per Mcf for the three months ended March 31, 2003.  The price per Mcf was higher for the three months ended March 31, 2004 than for the corresponding three month period ended March 31, 2003 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.205 per Dth for the three months ended March 31, 2004; $4.877 per Dth for the three months ended March 31, 2003).

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

As of March 31, 2004, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Patrick Tadie, a Vice President of the Trustee, has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

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

PART II – OTHER INFORMATION

ITEM 1.     Legal Proceedings.

None.

ITEM 2.     Changes in Securities, Use of Proceeds and Purchases of Equity Securities.

None.

ITEM 3.     Defaults Upon Senior Securities.

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.     Other Information.

For the calendar quarter ended March 31, 2004, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $702.80 and $651.00 respectively.  On March 31, 2004 the closing price of the Treasury Obligations, as quoted on such market, was $694.30.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of March 31, 2004, this option was exercised on 119,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2003 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

(b)           Reports on Form 8-K

On March 8, 2004, the Trust filed a report on Form 8-K giving notice of Results of Operation and Financial Conditions.

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

EASTERN AMERICAN NATURAL GAS TRUST

By: The Bank of New York, Trustee

/s/ Patrick Tadie
Name: Patrick Tadie
Title: Vice President
The Bank of New York

Date: May 14, 2004

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.