Form 10-Q
period 2004-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2004-08-06
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   ☐              No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☒              No   ☐

As of August 6, 2004, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

The Registrant inadvertently did not file reports on Form 8-K for its 2003 quarterly press release announcing quarterly distributable income and distribution amounts.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003

Royalty Income	$6,571,889	$6,644,071	$3,491,809	$3,645,266

Operating Expenses:
Taxes on production and property	451,654	452,700	239,050	247,887
Operating cost charges	260,670	255,222	130,335	127,611

Total Operating Expenses	712,324	707,922	369,385	375,498

Net Proceeds to the Trust	5,859,565	5,936,149	3,122,424	3,269,768

General and Administrative Expenses	(409,735)	(530,576)	(183,993)	(226,818)

Interest Income	434	489	212	245

Cash Proceeds on Sale of Net Profits Interests	80,205	10,293	80,205	10,293

Distributable Income	5,530,469	5,416,355	3,018,848	3,053,488

Cash Reserve	(100,000)	(115,000)	(100,000)	(15,000)

Quarterly Distribution Amount	$5,430,469	$5,301,355	$2,918,848	$3,038,488

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.9374	$0.9180	$0.5117	$0.5175

Quarterly Distribution Per Unit (5,900,000 units authorized and outstanding)	$0.9204	$0.8985	$0.4947	$0.5150

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2004	December 31, 2003
	(Unaudited)

Assets:

Cash	$215,212	$115,205
Net Proceeds Receivable	3,202,629	2,678,769
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(60,408,792)	(58,519,514)

Total Assets	$36,171,229	$37,436,640

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$183,993	$161,772
Distributions Payable	2,918,848	2,417,202
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	33,068,388	34,857,666

Total Liabilities and Trust Corpus	$36,171,229	$37,436,640

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003

Trust Corpus, Beginning of Period	$34,857,666	$38,695,799
Distributable Income	5,530,469	5,416,355
Distributions Payable to Unitholders	(5,430,469)	(5,301,355)
Amortization of Net Profits Interests in Gas Properties	(1,889,278)	(2,031,059)

Trust Corpus, End of Period	$33,068,388	$36,779,740

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of June 30, 2004, the Trust held Net Profits Interests in 677 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2003, based on the Independent Petroleum Engineer’s Report, 19,548 MMcf of the maximum 41,683 MMcf has been produced.

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

The “Operating Cost Charge” for 2004 is based on an annual rate of $521,340, and for 2003 was an annual rate of $510,444.  As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.  During 2003, the United States Department of Labor, Bureau of Labor Statistics converted all of its industry-based statistics to a different reporting system that was developed in cooperation with the United States’ North American Free Trade Agreement Partners, Canada and Mexico, in an effort to standardize and modernize reporting codes.  As a result of this conversion, the Crude Petroleum and Gas Production Workers index is no longer available for use in the annual calculation of overhead adjustment called for in the various Council of Petroleum Accountants Societies, or COPAS, model forms after March 2003.

Research by COPAS covering the past ten years indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index.  Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004.  This “Overhead Adjustment Index” has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment.  The adjustment for the effective time period is 2.3%.  Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, Eastern American believes, and advised the Trustee, that the “Overhead Adjustment Index” as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement.  Eastern American, with the concurrence of the Trustee, will utilize this “Overhead Adjustment Index” to adjust the “Operating Cost Charge” so long as such index is published by COPAS.  The Operating Cost Charge was not increased as Development Wells were completed but is reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned.  “Capital Costs” means Eastern American’s working interest share of capital costs for operations on the Underlying Properties, but only for items having a useful life of at least three years, and not including any capital costs incurred in drilling the Development Wells.  “Taxes” means ad valorem taxes, production and severance taxes, and other taxes imposed on the Trust’s interest in the Underlying Properties, or production therefrom.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended June 30, 2004, an additional volume of 4,457 Mcf was delivered to the Trust, as compared to 4,822 Mcf for the quarter ended June 30, 2003.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Form 10-K, as amended, for the fiscal year ended December 31, 2003 for a more complete description of the Development Wells.)

During the quarter ended March 31, 2003, a Coal Lessee contacted Eastern American and inquired as to whether it would sell the U.S. Steel Well # 26, which is a well in which the Trust owns a Net Profits Interests.  The Coal Lessee stated that the well would materially interfere with the Coal Lessee’s proposed mining operations.  Eastern American reviewed the Trust Agreement and production from this well to determine if it could cause the Trust to sell its Net Profits Interest in the well.  Upon review, it was discovered that the Net Profits Interests associated with the U.S. Steel #26 well accounted for less than 0.25% of the total production from the Underlying Properties for the prior twelve (12) month period.  Eastern American advised the Coal Lessee that it could sell this well.  Eastern American received $11,437 for the sale of the U.S Steel Well #26.  The effective date of the sale was March 1, 2003.  However, the transaction did not close until April 17, 2003.  Therefore, the Trust’s share of the proceeds of $10,293 was included in the Distributable Income of the Trust during the quarter ended June 30, 2003.

During the quarter ended June 30, 2004, an oil and gas company contacted Eastern American and inquired as to whether it would sell certain assets situated in Centre County, Pennsylvania including the Horne #1, Horne #2 and Horne #15 wells (the Horne Underlying Properties), which are wells in which the Trust owns a Net Profits Interests.  Eastern American reviewed the Trust Agreement and certified to the Trustee that:  (i) the gross purchase price to be received by Eastern American for the sale of the Horne Underlying Properties in a single transaction or a series of related transactions is less than $500,000; (ii) the Assignee of the Horne Underlying Properties is not an Affiliate of Eastern American; (iii) the aggregate sale proceeds of $80,205 to be received by the Trust from Eastern American (the Trust’s Horne Sale Proceeds) represents the fair value to the Trust for Net Profits Interests to be released by the Trustee in connection with Eastern American’s sale of the Horne Underlying Properties; and (iv) the Trust’s Horne Sale Proceeds plus the aggregate sale proceeds received by the Trust pursuant to Section 3.02(b)(ii) of the Trust Agreement with respect to all other Net Profits Interests previously released by the Trustee pursuant to Section 3.02(b) during the most recently completed twelve calendar months does not exceed Five Hundred Thousand and 00/100 Dollars ($500,000).  Eastern American advised the oil and gas company that it could sell these wells.  The effective date of the sale was May 1, 2004.  The Trust’s share of the proceeds of $80,205 was included in the Distributable Income of the Trust during the quarter ending June 30, 2004.

Over the remaining life of the Trust, additional wells may be disposed of for similar reasons.

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

The Trust did not have any contractual obligations as of June 30, 2004.  At June 30, 2004, the Trust had accounts payable of $183,993 and distributions payable of $3,018,848.

Comparison of Results of Operations for Three Months Ended June 30, 2004 and Three Months Ended June 30, 2003

The Trust’s distributable income was $3,018,848 for the three months ended June 30, 2004 as compared to $3,053,488 for the three months ended June 30, 2003.  This decrease was due to a decrease in Royalty Income for the three months ended June 30, 2004 ($3,491,809) as compared to the three months ended June 30, 2003 ($3,645,266).  The decrease in Royalty Income was due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2004 (515 Mmcf) as compared to the three months ended June 30, 2003 (557 Mmcf).  This decrease in production was offset by an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($6.774 per Mcf for the three months ended June 30, 2004; $6.544 per Mcf for the three months ended June 30, 2003).  The decline in production is primarily attributable to natural production declines.  Taxes on production and property were $239,050 for the three months ended June 30, 2004 as compared to $247,887 for the three months ended June 30, 2003. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.  Trust general and administrative expenses were $183,993 for the three months ended June 30, 2004 as compared to $226,818 for the three months ended June 30, 2003.  This decrease in general and administrative expense was due primarily to a reduction in legal fees of $51,255.  During the three months ended June 30, 2004, the Trustee added $100,000 to the reserve as compared to $15,000 for the three months ended June 30, 2003.  This reserve was previously established during the quarter ended March 31, 2003 to facilitate the payment of vendor invoices on a timely basis.  The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $80,205 for the three months ended June 30, 2004, while $10,293 was recognized in the corresponding three months of the prior year.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $6.774 per Mcf for the three months ended June 30, 2004 and $6.544 per Mcf for the three months ended June 30, 2003.  The price per Mcf was higher for the three months ended June 30, 2004 than for the corresponding three month period ended June 30, 2003 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.858 per Dth for the three months ended June 30, 2004; $5.649 per Dth for the three months ended June 30, 2003).

Comparison of Results of Operations for Six Months Ended June 30, 2004 and Six Months Ended June 30, 2003

The Trust’s distributable income was $5,530,469 for the six months ended June 30, 2004 as compared to $5,416,355 for the six months ended June 30, 2003.  This increase was due mainly to a decrease in general and administrative expenses for the six months ended June 30, 2004 ($409,735) as compared to the six months ended June 30, 2003 ($530,576).  The decrease in general and administrative expenses was due primarily to a decrease in legal fees of $104,685.  The Trust’s Royalty Income was $6,571,889 for the six months ended June 30, 2004 as compared to $6,644,071 for the six months ended June 30, 2003.  The decrease in Royalty Income was due to a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2004 (1,023 Mmcf) as compared to the six months ended June 30, 2003 (1,083 Mmcf).  This decrease was offset by an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($6.414 per Mcf for the six months ended June 30, 2004; $6.119 per Mcf for the six months ended June 30, 2003).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $451,654 for the six months ended June 30, 2004 as compared to $452,700 for the six months ended June 30, 2003.  The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.  During the six months ended June 30, 2003, the Trustee established and added to a reserve the amount of $115,000 to facilitate the payment of vendor invoices on a timely basis.  During the six months ended June 30, 2004, the Trustee added $100,000 to the reserve as compared to $115,000 for the six months ended June 30, 2003.  This reserve was established in the quarter ended March 31, 2003 to facilitate the payment of vendor invoices on a timely basis.  The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $80,205 for the six months ended June 30, 2004, while $10,293 was recognized in the corresponding six months of the prior year.  Amortization of Net Profits Interests in Gas Properties was $1,889,278 for the six months ended June 30, 2004 as compared to $2,031,059 for the six months ended June 30, 2003.  This decrease was primarily due to the decrease in production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $6.414 per Mcf for the six months ended June 30, 2004 and $6.119 per Mcf for the six months ended June 30, 2003.  The price per Mcf was higher for the six months ended June 30, 2004 than for the corresponding six month period ended June 30, 2003 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.531 per Dth for the six months ended June 30, 2004; $5.263 per Dth for the six months ended June 30, 2003).

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation (“Eastern American”), and the independent reserve engineer to The Bank of New York, as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2004, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Patrick Tadie, a Vice President of the Trustee, has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

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

•                  Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does, rely upon certain experts in good faith, including (i) the independent reserve engineer with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses, and (ii) the independent auditors the Trustee has contracted with respect to the annual audit and quarterly reviews of financial data provided by Eastern American.  Other than contracting independent auditors and reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the Trustee makes no independent or direct verification of this financial or other information. While the Trustee has no reason to believe its reliance upon experts is unreasonable, this reliance on experts and restricted access to information may be viewed as a weakness.

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

None.

ITEM 3.        Defaults Upon Senior Securities.

None.

ITEM 4.        Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.        Other Information.

For the calendar quarter ended June 30, 2004, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $691.60 and $635.10 respectively.  On June 30, 2004 the closing price of the Treasury Obligations, as quoted on such market, was $658.30.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of June 30, 2004, this option was exercised on 119,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2003 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

On May 14, 2004, the Trust filed an amended annual report on Form 10-K for the year ended December 31, 2003.  The amended annual report corrected the gas volume estimates of net proved reserves attributable to the Trust’s royalty and term net profits interests that were previously provided to the Trust and reported in the Trust’s annual report.  The Trust was informed by the independent petroleum consultant who provided the Trust with the gas reserve information reported in the Trust’s 2003 annual report that the information was incorrect.  The filing of the amended annual report followed the Trust’s receipt of corrected estimates from the independent petroleum consultant upon completion of that consultant’s review.

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

(b)         Reports on Form 8-K

On April 30, 2004, the Trust filed a report on Form 8-K-Item 12 with respect to a press release issued on April 29, 2004 announcing that the gas volume estimates of net proved reserves attributable to the Trust’s royalty and term net profits previously provided to the Trust and reported in the Trust’s annual report on Form 10-K for the year ended December 31, 2003 were incorrect.

On May 17, 2004, the Trust filed a report on Form 8-K-Item 12 with respect to a press release dated May 14, 2003 announcing that the filing of the Trust’s amended annual report for the year ended December 31, 2003 on Form 10-K/A and its quarterly report for the quarter ended March 31, 2004 on Form 10-Q.

On May 21, 2004, the Trust filed a report on Form 8-K-Item 12 with respect to a press release announcing the estimated distributable income for the quarter ended March 31, 2004 and the estimated cash distribution to be distributed on or before June 15, 2004 to holders of record as of the close of business on May 28, 2004.

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

Date: August 6, 2004

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.