Form 10-Q
period 2004-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2004-11-09
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

As of November 8, 2004, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003

Royalty Income	$10,024,331	$10,165,525	$3,452,442	$3,521,454

Operating Expenses:
Taxes on production and property	683,658	692,070	232,004	239,370
Operating cost charges	389,950	382,627	129,280	127,405

Total Operating Expenses	1,073,608	1,074,697	361,284	366,775

Net Proceeds to the Trust	8,950,723	9,090,828	3,091,158	3,154,679

General and Administrative Expenses	(651,903)	(671,255)	(242,168)	(140,679)

Interest Income	838	748	405	259

Cash Proceeds on Sale of Net Profits Interests	80,205	10,293	0	0

Distributable Income	8,379,863	8,430,614	2,849,395	3,014,259

Cash Reserve	(100,000)	(115,000)	0	0

Quarterly Distribution Amount	$8,279,863	$8,315,614	$2,849,395	$3,014,259

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$1.4203	$1.4289	$0.4829	$0.5109

Quarterly Distribution Per Unit (5,900,000 units authorized and outstanding)	$1.4034	$1.4094	$0.4829	$0.5109

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2004	December 31, 2003
	(Unaudited)

Assets:

Cash	$284,732	$115,205
Net Proceeds Receivable	3,091,158	2,678,769
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(61,304,604)	(58,519,514)

Total Assets	$35,233,466	$37,436,640

Liabilities and Trust Corpus:

Trust General and Administrative
Expenses Payable	$211,495	$161,772
Distributions Payable	2,849,395	2,417,202
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	32,172,576	34,857,666

Total Liabilities and Trust Corpus	$35,233,466	$37,436,640

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Trust Corpus, Beginning of Period	$34,857,666	$38,695,799
Distributable Income	8,379,863	8,430,614
Distributions Payable to Unitholders	(8,279,863)	(8,315,614)
Amortization of Net Profits Interests in
Gas Properties	(2,785,090)	(3,065,998)

Trust Corpus, End of Period	$32,172,576	$35,744,801

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of September 30, 2004, the Trust held Net Profits Interests in 672 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2003, based on the Independent Petroleum Engineer’s Report, 19,548 MMcf of the maximum 41,683 MMcf has been produced.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells that Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended September 30, 2004, an additional volume of 4,457 Mcf was delivered to the Trust, as compared to 4,822 Mcf for the quarter ended September 30, 2003.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

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

In accordance with the provisions of the Conveyances, generally all revenues received by the Trust, net of Trust administrative and operating expenses and the amount of established reserves, are distributed currently to the Unitholders.

The Trust did not have any contractual obligations as of September 30, 2004.  At September 30, 2004, the Trust had accounts payable of $211,495 and distributions payable of $2,849,395.

Comparison of Results of Operations for Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003

The Trust’s distributable income was $2,849,395 for the three months ended September 30, 2004 as compared to $3,014,259 for the three months ended September 30, 2003.  This decrease was due to a decrease in Royalty Income for the three months ended September 30, 2004 ($3,452,442) as compared to the three months ended September 30, 2003 ($3,521,454).  The decrease in Royalty Income was due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2004 (485 Mmcf) as compared to the three months ended September 30, 2003 (552 Mmcf).  This decrease in production was offset by an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($7.106 per Mcf for the three months ended September 30, 2004; $6.381 per Mcf for the three months ended September 30, 2003).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $232,004 for the three months ended September 30, 2004 as compared to $239,370 for the three months ended September 30, 2003. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.  Trust general and administrative expenses were $242,168 for the three months ended September 30, 2004 as compared to $140,679 for the three months ended September 30, 2003.  This increase in general and administrative expense was due primarily to an increase in legal fees of $79,716, due to additional filings, press releases, costs associated with the implementation of Section 404 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and work associated in connection with a proxy solicitation to approve the selection of a successor trustee for the Trust.  Also, an increase in additional administrative expenses of $15,269 occurred due to additional costs associated with the implementation of Section 404 of Sarbanes-Oxley Act of 2002.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $7.106 per Mcf for the three months ended September 30, 2004 and $6.381 per Mcf for the three months ended September 30, 2003.  The price per Mcf was higher for the three months ended September 30, 2004 than for the corresponding three month period ended September 30, 2003 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($6.160 per Dth for the three months ended September 30, 2004; $5.501 per Dth for the three months ended September 30, 2003).

Comparison of Results of Operations for Nine Months Ended September 30, 2004 and Nine Months Ended September 30, 2003

The Trust’s distributable income was $8,379,863 for the nine months ended September 30, 2004 as compared to $8,430,614 for the nine months ended September 30, 2003.  The Trust’s distributable amount was $8,279,863 for the nine months ended September 30, 2004 compared to $8,315,614 for the nine months ended September 30, 2003.  The difference in distributable income and distributable amount is due to the cash reserve established during the nine months ended September 30, 2003 to facilitate the payment of vendor invoices on a timely basis.  During the nine months ended September 30, 2004, the Trustee added an additional $100,000 to the reserve as compared to $115,000 for the nine months ended September 30, 2003.  The decrease in distributable income was due to a decrease in Royalty Income for the nine months ended September 30, 2004 ($10,024,331) as compared to the nine months ended September 30, 2003 ($10,165,525).  The decrease in Royalty Income was due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2004 (1,508 Mmcf) as compared to the nine months ended September 30, 2003 (1,635 Mmcf).  This decrease was offset by an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($6.645 per Mcf for the nine months ended September 30, 2004; $6.207 per Mcf for the nine months ended September 30, 2003).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $683,658 for the nine months ended September 30, 2004 as compared to $692,070 for the nine months ended September 30, 2003.  The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.    The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $80,205 for the nine months ended September 30, 2004, while $10,293 was recognized in the corresponding nine months of the prior year.  Amortization of Net Profits Interests in Gas Properties was $2,785,090 for the nine months ended September 30, 2004 as compared to $3,065,998 for the nine months ended September 30, 2003.  This decrease was primarily due to the decrease in production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $6.645 per Mcf for the nine months ended September 30, 2004 and $6.207 per Mcf for the nine months ended September 30, 2003.  The price per Mcf was higher for the nine months ended September 30, 2004 than for the corresponding nine month period ended September 30, 2003 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.741 per Dth for the nine months ended September 30, 2004; $5.342 per Dth for the nine months ended September 30, 2003).

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

As of September 30, 2004, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Patrick Tadie, a Vice President of the Trustee, has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

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

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

None.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

For the calendar quarter ended September 30, 2004, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $704.20 and $660.00 respectively.  On September 30, 2004 the closing price of the Treasury Obligations, as quoted on such market, was $696.90.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of September 30, 2004, this option was exercised on 119,900 Trust Units.  (See the Trust’s 10-K, as amended, for the fiscal year ended December 31, 2003 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

The Bank of New York has given notice of its intention to resign as Trustee and Depositary for the Eastern American Natural Gas Trust in accordance with (1) the Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust pursuant to which the Eastern American Natural Gas Trust was formed (the “Trust Agreement”) and (2) the Depositary Agreement (the “Depositary Agreement”) under which Trust Units and Treasury Obligations (as defined in the Trust Agreement) are held for Trust Unitholders. Proxy materials for the appointment of a successor trustee at a meeting of Trust Unitholders on November 30, 2004 were mailed to Trust Unitholders on or before October 5, 2004.  If Trust Unitholders approve the appointment of the successor trustee, the resignation of The Bank of New York and the appointment of the successor trustee will take effect on January 1, 2005.  The successor trustee will also replace The Bank of New York as depositary.

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

ITEM 6.   Exhibits.

(a)

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

Date:  November 8, 2004

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.