Form 10-K
period 2004-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2005-03-31
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION

PERIOD FROM TO

Commission file number: 1-11748

Eastern American Natural Gas Trust

(Exact name of registrant as specified in its Charter)

Delaware	36-7034603
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

JPMorgan Chase Bank, Trustee

Institutional Trust Services

700 Lavaca, 2nd Floor

Austin, TX 78701

 (Address of principal executive office) (Zip Code)

(800) 852-1422

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Units of Beneficial Interest	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒(1)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

(1)          The Registrant inadvertently did not file reports on Form 8-K for its 2004 second and third quarter press releases announcing quarterly distributable income and distribution amounts.

As of March 30, 2005, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust have been issued, remain outstanding and are held by non-affiliates of the registrant (the “Outstanding Units”).

The aggregate market value of the Outstanding Units (minus the Withdrawn Units, as described herein) at the closing sales price on June 30, 2004 of $23.37 was approximately $138 million.

Documents Incorporated By Reference:     None

TABLE OF CONTENTS

PART I
			Page
Item	1.	Business	1
		Description of the Trust	1
		The Net Profits Interests	2
		The Underlying Properties	6
		Competition and Markets	8
		Regulation of Natural Gas	8
		Health, Safety and Environmental Regulation	8
		Description of Trust Units and Depositary Units	9
		Federal Income Tax Matters	11
		State Tax Considerations	17
		Available Information	18
Item	2.	Properties	18
Item	3.	Legal Proceedings	18
Item	4.	Submission of Matters to a Vote of Unitholders	18

PART II

Item	5.	Market for the Registrant’s Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities	19
Item	6.	Selected Financial Data	19
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item	7A.	Quantitative and Qualitative Disclosure About Market Risk	23
Item	8.	Financial Statements and Supplementary Data	23
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item	9A.	Controls and Procedures	24
Item	9B.	Other Information	25
PART III

Item	10.	Directors and Executive Officers of the Registrant	25
Item	11.	Executive Compensation	26
Item	12.	Security Ownership of Certain Beneficial Owners and Management	26

Item	13.	Certain Relationships and Related Transactions	26
Item	14.	Principal Accounting Fees and Services	26
PART IV

Item	15.	Exhibits, Financial Statement Schedules	27

SIGNATURES			28

PART I

Item 1.     Business

Cautionary Statement

The Trustee (as defined below), its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (other than statements of historical fact).  In addition, this Report on Form 10-K may contain forward-looking statements.  When used herein, the words “anticipates,” “expects,” “believes,” “intends” or “projects” and similar expressions are intended to identify forward-looking statements.  To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust (as defined below).  In addition, the Trust’s future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties.  As a result of variations in such factors, actual results may differ materially from any forward-looking statements.  Some of these factors are described below.  The Trustee disclaims any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

Definitions

As used herein, the following terms have the meanings indicated: “Mcf” means thousand cubic feet of gas, “MMcf” means million cubic feet of gas, “Bbl” means barrel (approximately 42 U.S. gallons), and “MBbl” means thousand barrels, “Btu” means British thermal units and “MMBtu” means million British thermal units.

The following descriptions of the Eastern American Natural Gas Trust (the “Trust”), the Depositary Units, the Net Profits Interests, the Underlying Properties and the calculation of amounts payable to the Trust, are subject to and qualified in their entirety by the more detailed provisions of the Trust Agreement, the Depositary Agreement, the Conveyances and the Gas Purchase Contract (each as defined below), all of which are incorporated by reference as exhibits to this Form 10-K and available upon request from JPMorgan Chase Bank, N.A. at the address set forth herein.  The information contained herein relating to the operations of the Underlying Properties, as well as information upon which the reserve figures and financial information contained herein were derived, was furnished to the Trustee by Eastern American Energy Corporation (“Eastern American”).

DESCRIPTION OF THE TRUST

The Trust was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American, as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).  Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust.  On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust.  The appointment of JPMorgan Chase Bank, N.A. as successor trustee became effective as of January 1, 2005.  Consequently, references herein to the “Trustee” mean JPMorgan Chase Bank, N.A. as successor trustee, on and after January 1, 2005.  References to the “Trustee” at any time prior to January 1, 2005 mean The Bank of New York as trustee.  Effective January 1, 2005, the transfer agent for the Trust is Bondholder Communications.

The Trust was formed to acquire and hold net profits interests (the “Net Profits Interests”) created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations located in West Virginia and Pennsylvania (the “Underlying Properties”). A portion of the production from the wells burdened by the Net Profits Interests was intended to be eligible for credits (“Section 29 Credits”) under the Internal Revenue Code of 1986 for production of gas from Devonian shale or tight formations. The Net Profits Interests to be acquired consisted of a royalty interest in 322 wells and a term interest in the remaining wells and locations. Eastern American was obligated to drill and complete, at its expense, 65 development wells (the “Development Wells”) on the development well locations conveyed to the Trust.  Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells (see Note 1 of Financial Statements attached hereto).  After May 15, 2012 and prior to or on May 15, 2013 (the “Liquidation Date”), the Trustee is required to sell the remaining royalty interests and liquidate the Trust.

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

The Trust is responsible for paying the Trustee’s fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee.  The total fees paid to the Trustee for 2004 were $45,000.  The total of all Trustee fees and Trust administrative expenses for 2004 was $695,805.  Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services.  In addition to such expenses, in 2004, the Trust paid Eastern American an overhead reimbursement of $306,592.  The overhead reimbursement increases by 3.5% per year and is payable quarterly.

On December 8, 2004 the Trust announced approval by the Trust Unitholders of a proposal to elect JPMorgan Chase to serve as successor trustee of the Trust upon the effective date of the resignation of The Bank of New York as trustee of and depositary for the Trust and to amend the Trust Agreement to change the compensation of the Trustee.  The resignation of The Bank of New York took effect on January 1, 2005.  As successor trustee, JPMorgan Chase will receive annual compensation of $108,000, plus fees and expenses.

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

The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI.  As of December 31, 2004, 20,706 MMcf of such gas had been produced.

Eastern American can sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trustee or the Unitholders. In limited circumstances, Eastern American also can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. In addition, any abandonment of a well included in the Underlying Properties or the Development Wells will extinguish that portion of the Net Profits Interests that relate to such well.  See “Sale and Abandonment of Underlying Properties; Sale of Royalty NPI.”

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

 “Chargeable Costs” is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the “Operating Cost Charge”, “Capital Costs” and “Taxes” (as defined in the Conveyances).   The Operating Cost Charge for 2004 was $519,228, for 2003 was $510,032 and for 2002 was $501,738.  As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Under the Gas Purchase Contract, Eastern Marketing purchases gas from the Trust at a variable price for each quarter equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month.  A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub, which is traded on the New York Mercantile Exchange.

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

Eastern Marketing’s rights and obligations under the Gas Purchase Contract are assignable under circumstances where the assignee unconditionally assumes Eastern Marketing’s obligations under the Gas Purchase Contract only if such assignee (or assignee’s parent corporation if such parent guarantees the assignee’s obligations) has a rating assigned to its unsecured long-term debt by Moody’s Investor Service of at least Baa+ and by Standard & Poor’s Corporation of at least BBB-. Under such circumstances, Eastern Marketing and Eastern American would be released from their obligations under the Gas Purchase Contract.

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

Distributions and Income Computations

 The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby.  Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.  Quarterly Distribution Amounts for each of the quarters in 2004 were $0.43, $0.49, $0.48, and $0.62 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter.  The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements (“Quarterly Record Date”).  It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the holders of record to whom the Quarterly Distribution Amount was or will be distributed. Assuming that the Trust will be classified for tax purposes as a “grantor trust,” the net taxable income will be realized by the holders for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Thus, a Unitholder’s taxable income for a taxable year may differ from the cash the Unitholder receives during that year. In addition, taxable income of a holder will differ from the Quarterly Distribution Amount because the Treasury Obligations will be treated as generating interest income for tax purposes. There may also be minor variances because of the possibilities that a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters, or for other reasons. See “Federal Income Tax Matters.”

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

Eastern American may sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trust or the Unitholders.  In addition, until January 1, 2010, Eastern American can require the Trust to release the Net Profits Interests associated with the sale of wells, regardless of number of wells sold, provided that such releases cannot exceed an aggregate value to the Trust of $500,000 during any 12 month period. Sales subsequent to January 1, 2010 may be made without regard to dollar limitations. These releases will be made only in connection with a sale by Eastern American of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interests (taking into account the existence of the Gas Purchase Contract with respect to the gas attributable to the Net Profits Interests to be released). Any proceeds paid to the Trust are distributable to Unitholders for the quarter in which they are received.

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

THE UNDERLYING PROPERTIES

General

The Underlying Properties are comprised of Eastern American’s working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania.  As of December 31, 2004, such properties consisted of 672 producing gas wells.   The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner’s royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American’s interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%.   As of December 31, 2004, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 18,158 MMcf. (See “Reserves”).

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

The Underlying Properties initially included 65 specified development well locations for the drilling of the Development Wells by Eastern American. Eastern American was obligated to bear the costs of drilling and completing the Development Wells.  Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells.  (see Note 1 of Financial Statements attached hereto)

Eastern American acquired its interests in the Underlying Properties under or through (i) oil and gas leases granted by the mineral owner directly to Eastern American, (ii) assignments of oil and gas leases by the lessee who originally obtained the leases from the mineral owner, (iii) farmout agreements that grant Eastern American the right to earn interests in the properties covered by such agreements by drilling wells and (iv) the acquisitions of oil and gas interests by Eastern American.

Production from the wells to which the Underlying Properties relate is typically subject to (i) landowner royalties and other burdens and obligations retained under oil and gas leases, (ii) overriding royalty interests and (iii) interests of other working interest owners in the wells. The royalty and overriding interests entitle the holders thereof to a certain percentage of the oil and gas produced from the wells or the proceeds therefrom and are generally delivered free of all expenses of production but may be subject to post-production costs, such as production or gathering taxes, costs to treat the gas to render it marketable, and certain transportation or gathering costs. Royalty interests are usually reserved by the lessor under an oil and gas lease. Overriding royalty interests are carved out of a lessee’s share of production under an oil and gas lease and are generally reserved by a predecessor in title or reserved under farmout agreements.

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

Reserves

Proved Reserves of Underlying Properties and Net Profits Interests. The following table sets forth, as of December 31, 2004, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2004 prepared by Ryder Scott Company (the “Reserve Report”). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report.  The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Exhibit A hereto.

					Discounted
	Proved Gas Reserves			Estimated	Estimated
	(MMcf)			Future Net	Future Net
	Developed	Undeveloped	Total	Revenues(2)	Revenues(2)
				(Dollars in thousands)

Underlying Properties(1)	36,328	0	36,328	$244,990	$99,361

Net Profits Interests:
Royalty NPI	11,456	0	11,456	$91,886	$38,406
Term NPI	6,702	0	6,702	53,758	37,790

Total	18,158	0	18,158	$145,644	$76,196

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

Solid and Hazardous Waste. The Underlying Properties include numerous properties that have produced gas for a number of years but in which Eastern American has held an interest for a relatively short period of time prior to the effective date of the Conveyances. Eastern American has informed us they have no knowledge of prior operators utilizing operating and disposal practices that were not standard in the industry at the time nor have hydrocarbons or other solid or hazardous wastes may have been disposed of or released on or under the Underlying Properties. Federal, state and local laws applicable to gas-related wastes have become increasingly more stringent. Under current laws, Eastern American or the operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

DESCRIPTION OF TRUST UNITS AND DEPOSITARY UNITS

The following information is subject to the detailed provisions of the Deposit Agreement originally entered into by Eastern American, the Trustee, and Bank of Montreal Trust Company, as Depositary (the “Depositary”) and all holders from time to time of Depositary Units (the “Deposit Agreement”), a copy of which is filed as an exhibit to this Form 10-K.

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

Under current market conditions, it is anticipated that total distributable cash will exceed taxable income through 2004. After 2004, taxable income is anticipated to exceed distributable cash, and the amount of such excess could be significant. Such estimates are based on numerous assumptions as to the allocation of a Unitholder’s purchase price and the amount and treatment of operating costs, development costs, Trust administrative expenses, production estimates and depletion. No assurance can be given that the estimates will prove to be correct, and the actual relationship between distributable cash and taxable income could be materially different.

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

Interest Income

The Term NPI is treated as a “production payment” under Section 636(a) of the Code.  Thus, Unitholders are treated as making a mortgage loan on the Underlying Properties of the Term NPI to Eastern American in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Term NPI.  Because it is treated as a debt instrument for tax purposes, the Term NPI is subject to the original issue discount income (“OID”) rules of the Code which generally require the periodic inclusion of the original issue discount in income of the purchaser of a debt instrument.  The Code also authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments such as those provided for by the Term NPI, the tax treatment provided under the Code provisions does not carry out the purposes of such provisions.

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

Section 29 Credit

The Trustee has been informed by Eastern American believes that most of the production attributable to the Royalty NPI is gas produced from Devonian shale or a tight formation. Provided a number of requirements are met, taxpayers are entitled to the Section 29 Credit for gas produced from Devonian shale or a tight formation. The Section 29 Credit generally applies only to gas produced from Devonian shale or a tight formation in the United States and sold to an unrelated party prior to January 1, 2003, from wells drilled after December 31, 1979, and prior to January 1, 1993. Additionally, the Section 29 Credit applies only to gas produced from a tight formation which, as of April 20, 1977, was committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act, as in effect on November 5, 1990), or which is produced from a well drilled after November 5, 1990. A Unitholder is eligible to claim the Section 29 Credit with respect to certain sales of such gas attributable to the Royalty NPI.  Under current law the Section 29 credit is no longer available for production after December 31, 2002.

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

On March 23, 1999, the United States Tax Court of Appeals for the Tenth Circuit affirmed a lower court decision in True Oil Company v. C.I.R. 170 F.3d 1294.  The Court ruled that, in order to be eligible for credits under Section 29 of the Internal Revenue Code, each well from which gas is produced from Devonian shale or a tight formation must receive a determination from the Federal Energy Regulatory Commission (“FERC”) that the gas produced is, in fact, produced from Devonian shale or a tight formation.  Eastern American has verified that most producing gas wells subject to the Royalty NPI have received a well category determination from FERC.  Should the Internal Revenue Service challenge the amount of the Trust’s production qualifying for Section 29 Credits, a Unitholder might not be able to claim the benefit of Section 29 credits for production attributable to a well that did not receive a FERC determination.  If successful, such a challenge could affect the tax reporting for such credits for tax years examined by the IRS and any subsequent tax years.  However, it should be noted that under current law the Section 29 credit is no longer available for production after December 31, 2002.

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

The Section 29 Credit allowable to a taxpayer as a reduction of his tax liability for any prior taxable year could not have exceeded the excess of his regular tax liability for such taxable year, as reduced by his foreign tax credits and certain nonrefundable credits, over his tentative minimum tax liability for that year. Any amount of Section 29 Credit disallowed for the prior tax year solely because of this limitation will increase a taxpayer’s credit for the prior year’s AMT, as described above. There is no provision for the carryback or carryforward of the Section 29 Credit in any other circumstances. Therefore, a Unitholder may not have received the full benefit of available Section 29 Credits, depending on his particular AMT circumstances.  However it should be noted that under current law the Section 29 credit is no longer available for production after December 31, 2002.

Since the effect of the AMT varies depending upon each Unitholder’s personal tax and financial position, each Unitholder is advised to consult with his, her or its own tax advisor concerning the effect of the AMT and Section 29 Credits attributable to an investment in the Depositary Units.

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

The Trust owns the Net Profits Interests burdening the Underlying Properties located in the states of Pennsylvania and West Virginia. Both of these states have income taxes applicable to individuals and may require the Trust to withhold taxes from distributions made to nonresident Unitholders. Withholding, if required, is at the rate of 4% of taxable income attributable to West Virginia and 3.07% of taxable income attributable to Pennsylvania. A Unitholder may be required to file state income tax returns and/or to pay taxes in these states and may be subject to penalties for failure to comply with such requirements. Generally, Unitholders may treat state income taxes that the Trust has withheld as having been paid by them to the state for which they were withheld.  Unitholders may be able to treat any taxes that they have paid or that have been withheld and paid to West Virginia or Pennsylvania as a deduction in computing Federal income tax, or as a credit or a deduction in computing another state’s income tax.

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

Item 3.             Legal Proceedings.

None

Item 4.             Submission of Matters to a Vote of Unitholders.

On November 30, 2004, a special meeting of Unitholders was held to consider and act upon a proposal to elect JPMorgan Chase Bank, N.A. to serve as successor Trustee of the Trust effective upon the resignation of The Bank of New York and to amend the terms of the Trust Agreement to increase the compensation payable to the Trustee, all as more fully set forth in the definitive proxy statement relating to the special meeting.  The proposal was approved with 2,911,070 of the 3,171,188 Units represented at the meeting, in person or by proxy, voting in favor of the proposal, 190,082 Units voting against the proposal, and 70,036 Units abstaining from voting on the proposal.

PART II

Item 5.           Market for the Registrant’s Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

The Depositary Units are traded on the New York Stock Exchange under the ticker symbol “NGT”. The high and low prices and distributions paid during the quarters in the three-year period ended December 31, 2004 were as follows:

			Distributions
Quarter	High	Low	Paid

2002:
First (to March 31, 2002)	$19.00	$17.22	$0.28
Second (to June 30, 2002)	$18.40	$17.44	$0.33
Third (to September 30, 2002)	$19.00	$16.50	$0.34
Fourth (to December 31, 2002)	$19.22	$17.90	$0.37

2003:
First (to March 31, 2003)	$19.58	$18.70	$0.38
Second (to June 30, 2003)	$22.28	$18.87	$0.52
Third (to September 30, 2003)	$23.55	$20.83	$0.51
Fourth (to December 31, 2003)	$26.03	$22.10	$0.41

2004:
First (to March 31, 2004)	$27.40	$22.95	$0.43
Second (to June 30, 2004)	$23.80	$20.95	$0.49
Third (to September 30, 2004)	$25.65	$23.41	$0.48
Fourth (to December 31, 2004)	$27.00	$24.75	$0.62

At March 29, 2005, the 5,900,000 Depositary Units outstanding were held by approximately 279 Unitholders of record.

With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from October 1, 2004 to December 31, 2004 were $707.90 and $687.30, respectively.  The closing price on December 31, 2004 was $701.40 per $1,000 face amount.

During the fourth quarter of 2004, there were no purchases of Units made by or on behalf of the Trust or any “affiliated purchaser” as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.           Selected Financial Data.

	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001	December 31, 2000

Royalty Income	$14,449,208	$13,177,510	$9,024,646	$13,260,202	$11,569,718
Distributable Income	$12,019,847	$10,947,816	$7,808,725	$11,268,383	$9,776,735
Distribution Amount	$11,919,847	$10,732,816	$7,808,725	$11,268,383	$9,776,735

Distributable Income per unit	$2.04	$1.86	$1.32	$1.91	$1.66
Distribution Amount per unit	$2.02	$1.82	$1.32	$1.91	$1.66

Total assets at year end	$35,000,087	$37,436,640	$41,006,654	$45,129,170	$50,964,669

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

Under the Gas Purchase Contract, Eastern Marketing purchases gas from the Trust at a variable price for any quarter equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content.  The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months.  The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month.  A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

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

During 2004, an oil and gas company contacted Eastern American and inquired as to whether it would sell certain assets situated in Centre County, Pennsylvania including the Horne #1, Horne #2 and Horne #15 wells (the Horne Underlying Properties), which are wells in which the Trust owns a Net Profits Interests.  Eastern American reviewed the Trust Agreement and certified to the Trustee that:  (i) the gross purchase price to be received by Eastern American for the sale of the Horne Underlying Properties in a single transaction or a series of related transactions was less than $500,000; (ii) the Assignee of the Horne Underlying Properties was not an Affiliate of Eastern American; (iii) the aggregate sale proceeds of $80,205 to be received by the Trust from Eastern American (the Trust’s Horne Sale Proceeds) represented the fair value to the Trust for Net Profits Interests to be released by the Trustee in connection with Eastern American’s sale of the Horne Underlying Properties; and (iv) the Trust’s Horne Sale Proceeds plus the aggregate sale proceeds received by the Trust pursuant to Section 3.02(b)(ii) of the Trust Agreement with respect to all other Net Profits Interests previously released by the Trustee pursuant to Section 3.02(b) during the most recently completed twelve calendar months did not exceed $500,000.  Eastern American advised the oil and gas company that it could sell these wells.  The Trust’s share of the proceeds of $80,205 was included in the Distributable Income of the Trust during the year ended December 31, 2004.

Also, during 2004, a landowner contacted Eastern American to inquire about the sale of certain wells located on the landowner’s property, including the Wurst #2 well, which is a well in which the Trust owns a Net Profits Interest.  Eastern certified to the Trust that, (i) the Assignee of the Wurst #2 was not an Affiliate of Eastern and, (ii) the aggregate sale proceeds to be received from all other sales of wells in which the Trust owns a Net Profits Interest and previously released by the Trust during the preceeding twelve (12) calendar months did not exceed $500,000.  The Wurst #2 well was found to be uneconomic to operate and was subject to plugging and abandonment by Eastern American if not assigned to the landowner.  Eastern American advised the landowner that it could assign this well. The Wurst #2 well had no value and no cash distribution was made to the Trust.

Over the remaining life of the Trust, additional wells may need to be disposed of for similar or other reasons.

The Trust is responsible for paying the Trustee’s fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee.  The total of all Trustee fees and Trust administrative expenses for 2004 was $695,805, including the Trustee’s fee of $45,000.  In addition to such expenses, in 2004, the Trust paid Eastern American an overhead reimbursement of $306,592.  The overhead reimbursement increases by 3.5% per year and is payable quarterly.

On December 8, 2004 the Trust announced approval by the Trust Unitholders of a proposal to elect JPMorgan Chase to serve as successor trustee of the Trust upon the effective date of the resignation of The Bank of New York as trustee of and depositary for the Trust and to amend the Trust Agreement to change the compensation of the Trustee.  The resignation of The Bank of New York took effect on January 1, 2005.  As successor trustee, JPMorgan Chase will receive annual compensation of $108,000, plus fees and expenses.

The costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services.

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

The Trust did not have any contractual obligations as of December 31, 2004.  At December 31, 2004, the Trust had accounts payable of $220,596 and distributions payable of $3,639,983.

Results of Operations

2004 Compared with 2003

The Trust’s distributable income was $12,019,847 for the twelve months ended December 31, 2004 as compared to $10,947,816 for the twelve months ended December 31, 2003.  This increase was due to an increase in Royalty Income for the twelve months ended December 31, 2004 ($14,449,208) as compared to the twelve months ended December 31, 2003 ($13,177,510).  The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($6.989 per Mcf for the twelve months ended December 31, 2004; $6.086 per Mcf for the twelve months ended December 31, 2003).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the twelve months ended December 31, 2004 (2,068 Mmcf) as compared to the twelve months ended December 31, 2003 (2,161 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $989,430 for the twelve months ended December 31, 2004 as compared to $897,881 for the twelve months ended December 31, 2003.  The increase in taxes is due directly to the increase in Royalty Income as discussed above. Trust general and administrative expenses were $1,002,397 for the twelve months ended December 31, 2004 as compared to $833,027 for the twelve months ended December 31, 2003.  The increase in general and administrative expenses was due primarily to an increase in legal fees of $64,234 and $51,406 in direct expenses related to the resignation of the former trustee and the appointment of a successor trustee.  The distributable income includes Cash Proceeds on Sale of Net Profits Interests of $80,205 for the period ended December 31, 2004, while $10,293 was recognized in the corresponding prior twelve months.

During the twelve months ended December 31, 2004, the Trustee added an additional $100,000 to the cash reserve balance which was established during the twelve months ended December 31, 2003 in the amount of $215,000.  This reserve was established to facilitate the payment of vendor invoices on a timely basis.  The establishment and subsequent increase of this reserve reduced the Distribution Amount by $100,000 or $0.0169 per unit for the twelve months ended December 31, 2004 and by $215,000 or $0.0365 per unit for the twelve months ended December 31, 2003. Amortization of Nets Profits Interests in Gas Properties was $3,818,158 for the twelve months ended December 31, 2004 as compared to $4,053,133 for the twelve months ended December 31, 2003.  This decrease was primarily due to the decrease in production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $6.989 per Mcf for the twelve months ended December 31, 2004 and $6.086 per Mcf for the twelve months ended December 31, 2003.  The price per Mcf was higher for the twelve months ended December 31, 2004 than for the corresponding twelve month period ended December 31, 2003 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($6.054 per Dth for the twelve months ended December 31, 2004; $5.233 per Dth for the twelve months ended December 31, 2003).

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation (“Eastern American”), and the independent reserve engineer to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.  In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by Eastern American.

As of December 31, 2004, the former Trustee carried out an evaluation of the former Trustee’s disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Patrick Tadie, a Vice President of The Bank of New York, has concluded that the disclosure controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•                  Eastern American and its consolidated subsidiaries manage (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves.  While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not manage this information, and relies to the extent considered reasonable on Eastern American to provide accurate and timely information when requested for use in the Trust’s reports.

•                  Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does, rely upon in good faith, the independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.  Other than reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the Trustee makes no independent or direct verification of this financial or other information. While the Trustee has no reason to believe its reliance upon this expert is unreasonable, this reliance on an expert and restricted access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

Changes in Internal Controls

As described elsewhere herein, The Bank of New York served as Trustee through December 31, 2004, and effective January 1, 2005, JPMorgan Chase Bank, N.A. was appointed successor Trustee.  The evaluation described above of the disclosure controls and procedures as of December 31, 2004 was conducted by an officer of The Bank of New York.  To the knowledge of the Trustee, during the three-month period ended December 31, 2004, there has not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal controls of Eastern American.

Status of Management’s Report on Internal Control over Financial Reporting

The Sarbanes-Oxley Act of 2002  (the “Act”) imposed many requirements regarding corporate governance and financial reporting.  One requirement under section 404 of the Act, beginning with this annual report, is for management to report on the Trust’s internal control over financial reporting as of December 31, 2004 and for the Trust’s independent registered public accounting firm to attest to the report.  In November 2004 the SEC issued an exemptive order providing a 45-day extension for the filing of these reports, and the Trust intends to include the reports in an amended Form 10-K expected to be filed in April 2005.  Although management has not identified any material weakness in the internal control over financial reporting based on the testing performed to date, material weaknesses or deficiences may still be identified.

Limitations on the Effectiveness of Controls

The Trustee does not expect that the Trust’s disclosure controls and procedures or the Trust’s internal control over financial reporting will prevent all errors and all fraud.  A registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B.                           Other Information.

During the fourth quarter of 2004, the Trust issued a press release dated November 9, 2004, a copy of which is filed as Exhibit 99.1 hereto, which was inadvertently not filed under Form 8-K.

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

The Trust also does not have an audit committee or body serving a similar function, and does not have an “audit committee financial expert”.  The Trust has not adopted a code of ethics, as the Trust has no directors, officers, or employees.  The Trust has not adopted a process by which Unitholders may communicate with Board Members, as the Trust has no board members or persons fulfilling a similar function.  Unitholders may contact the Trustee at the following address:  JPMorgan Chase Bank, N.A., Trustee  Institutional Trust Services, 700 Lavaca, Austin, Texas 78701.

Item 11.                             Executive Compensation.

The Trust has no officers or directors, and is administered by the Trustee.  For the years ended December 31, 2004, 2003 and 2002, The Bank of New York as Trustee received $45,000 annually, as Trustee fees and $650,805, $491,803 and $263,713, respectively, as reimbursement of legal, accounting, and other professional expenses for such services.  Effective January 1, 2005, the annual Trustee fee increased to $108,000.

Item 12.                             Security Ownership of Certain Beneficial Owners and Management.

(a)                                                       Security Ownership of Certain Beneficial Owners.

Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than five percent of the Units as of March 1, 2005.

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

The Trust has no equity compensation plans.

Item 13.                             Certain Relationships and Related Transactions.

None.

Item 14.                             Principal Accounting Fees and Services

Audit Fees

The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust’s annual financial statements and review of the Trust quarterly interim financial statements were $69,575 in 2004 and $71,962 in 2003.

Audit-Related Fees

PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s Financial Statements.

Tax Fees

The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice, or planning were $67,417 in 2004 and $126,681 in 2003.

All Other Fees

PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for products and services provided by PricewaterhouseCoopers LLP, other than services reported above.

Pre-Approval Policies

The Trust does not have an audit committee or body performing a similar function.  Pre-approval of all services performed by PricewaterhouseCoopers LLP and approval of the related fees is granted by the Trustee.

PART IV

Item 15.                             Exhibits, Financial Statement Schedules.

Schedules

All schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

Exhibits

Except as otherwise indicated below, all exhibits, except Exhibit 31 and Exhibit 32 and 99.1, are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission.   All references are to the registrant’s Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	Press Release issued November 9, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2005.

EASTERN AMERICAN NATURAL GAS TRUST

By:	JPMorgan Chase Bank, N.A., Trustee

By:	/s/ Mike Ulrich
Name:	Mike Ulrich
Title:	Senior Vice President

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions.  Accordingly, no additional signatures are available and none have been provided.

[Ryder Scott Company, Independent Petroleum Engineers Letterhead]

February 10, 2005

Eastern American Natural Gas Trust

The Bank of New York

2 North LaSalle Street, Suite 1020

Chicago, Illinois 60602

Gentlemen:

Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2004.  The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA).  The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties.  The Net Profits Interest consists of (1) a life-of-properties interest (“Royalty NPI”) and (2) a term interest (“Term NPI”).  The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices.  Hydrocarbon prices in effect at December 31, 2004 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2004 prices for reasons discussed in more detail in other sections of this report.  Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

	As of December 31, 2004
		Estimated	Present
		Future Net	Value
	Gas	Cash Inflows	At 10%
	(MMCF)	(M$)	(M$)
Proved Net Developed

Royalty NPI	11,456	91,886	38,406
Term NPI	6,702	53,758	37,790
Total	18,158	145,644	76,196

Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2005 for natural gas.  Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by EAEC.  For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests.  Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report.  The allocation of proved reserves of the Net Profits Interest between the Trust and EAEC will vary in the future as relative estimates of future gross revenues and future net incomes vary.  Furthermore, EAEC requested that for purposes of our report the “Royalty NPI” be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units.  The Trust Agreement provides that the “Term NPI” entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the “Term NPI” until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced.  For purposes of this report, the “Term NPI” was limited to May 15, 2013.

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

In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2004 from this report are presented in the following table:

	As of December 31, 2004
	Royalty	Term
	NPI	NPI	Totals
Total Proved
Future Cash Inflows (M$)	91,886	53,758	145,644
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0
Total Costs (M$)	0	0	0

Future Net Cash Inflows Before Income Tax (M$)	91,886	53,758	145,644

Present Value at 10% Before Income Tax (M$)	38,406	37,790	76,196

	As of December 31, 2004
	Royalty	Term
	NPI	NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	11,456	6,702	18,158

Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0

Total Proved Net Reserves
Gas (MMCF)	11,456	6,702	18,158

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

EAEC furnished us gas prices in effect at December 31, 2004 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable.  In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases or decreases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices.  In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves.  In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

Since the primary term is complete, the purchase price under the gas contract will be equal to the “Variable” price.  EAEC computed the “Variable” price under the gas contract as of December 31, 2004 as $8.021 per Mcf, utilizing $6.992 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties.  No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices.  EAEC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented.  The estimates presented in this report are based on data available through July, 2004.

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

At the request of EAEC, we have included the following table which summarizes the total net reserves estimates from combined interest of EAEC and the Trust in theUnderlying Properties:

Estimated Net Reserve Data

Certain Combined Leasehold Interests of

Eastern America Energy Corporation

And The Trust

As of December 31, 2004

SEC Parameters

	Proved		Total
	Developed	Undeveloped	Proved
Net Remaining Reserves

Gas-MMCF	36,328	0	36,628

The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $244,990,453 and $99,361,100, respectively.  This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter.  The properties which are included in the “Term NPI” were allowed to run for their full economic life in this evaluation.

Neither Ryder Scott Company nor any of its employees has any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on our estimates of reserves and future cash inflows for the subject properties.

Very truly yours,

RYDER SCOTT COMPANY, L.P.

Larry T. Nelms P. E.
Managing Senior Vice President

LTN:ph

EASTERN AMERICAN NATURAL GAS TRUST

FINANCIAL STATEMENTS

as of December 31, 2004 and 2003

and for the years ended

December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders and JPMorgan Chase Bank, N.A.,

As Trustee for Eastern American Natural Gas Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the “Trust”) as of December 31, 2004 and 2003, and the related statements of distributable income, and changes in trust corpus for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Trustee.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, these financial statements were prepared on the basis of accounting prescribed by the Trust Agreement, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2004 and 2003, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004, on the basis of accounting described in Note 2.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 28, 2005

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2004 and 2003

	2004	2003

Assets:

Cash	$185,752	$115,205
Net Proceeds Receivable	3,989,827	2,678,769
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(62,337,672)	(58,519,514)

Total Assets	$35,000,087	$37,436,640

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$220,596	$161,772
Distributions Payable	3,639,983	2,417,202
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	31,139,508	34,857,666

Total Liabilities and Trust Corpus	$35,000,087	$37,436,640

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended

December 31, 2004, 2003 and 2002

	2004	2003	2002

Royalty Income	$14,449,208	$13,177,510	$9,024,646

Operating Expenses:
Taxes on production and property	989,430	897,881	613,115
Operating cost charges	519,228	510,032	501,738

Total Operating Expenses	1,508,658	1,407,913	1,114,853

Net Proceeds to the Trust	12,940,550	11,769,597	7,909,793

General and Administrative Expenses	(1,002,397)	(833,027)	(594,921)

Interest Income	1,489	953	1,810

Cash Proceeds on Sale of Net Profits Interests	80,205	10,293	492,043

Distributable Income	12,019,847	10,947,816	7,808,725

Cash Reserve	(100,000)	(215,000)	0

Distribution Amount	$11,919,847	$10,732,816	$7,808,725

Distributable Income Per Unit (5,900,000 Units authorized and outstanding)	$2.0373	$1.8556	$1.3235

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$2.0203	$1.8191	$1.3235

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended

December 31, 2004, 2003 and 2002

	2004	2003	2002

Trust Corpus, Beginning of Period	$34,857,666	$38,695,799	$43,169,981
Distributable Income	12,019,847	10,947,816	7,808,725
Distributions Paid or Payable to Unitholders	(11,919,847)	(10,732,816)	(7,808,725)
Amortization of Net Profits Interests in Gas Properties	(3,818,158)	(4,053,133)	(4,474,182)

Trust Corpus, End of Period	$31,139,508	$34,857,666	$38,695,799

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

1.                                       Organization of the Trust:

The Eastern American Natural Gas Trust (the “Trust”) was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American Energy Corporation (“Eastern American”), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).  Effective May 8, 2000, The Bank of New York acquired the corporate trust business of The Bank of Montreal Trust Company.  As a result, The Bank of New York served as Trustee (the “Trustee”).   On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust.  The appointment of JPMorgan Chase Bank, N.A. as successor trustee became effective as of January 1, 2005.  Consequently, references herein to the “Trustee” mean JPMorgan Chase Bank, N.A. as successor trustee, on and after January 1, 2005.  References to the “Trustee” at any time prior to January 1, 2005 mean The Bank of New York as trustee.  Effective January 1, 2005, the transfer agent for the Trust is Bondholder Communications.

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

The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI.  As of December 31, 2004, 20,706 MMcf of such gas had been produced.

Eastern American can sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trustee or the Unitholders. In limited circumstances, Eastern American also can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. In addition, any abandonment of a well included in the Underlying Properties or the Development Wells will extinguish that portion of the Net Profits Interests that relate to such well.

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

3.                                       Income Taxes:

Tax counsel to Eastern American advised Eastern American at the time of formation that, under then current tax laws, the Trust would be classified as a grantor trust for federal and state income tax purposes and, therefore, would not be subject to taxation at the Trust level.  The Trust continues to be tax exempt. Accordingly, no provision for federal or state income taxes has been made.  However, the opinion of tax counsel is not binding on taxing authorities.

The Unitholders are considered, for income tax purposes, to own the Trust’s income and principal as though no trust were in existence.  Thus, the taxable year for reporting a Unitholder’s share of the Trust income, expense and credits are controlled by the Unitholder’s taxable year and method of accounting, not the taxable year and method of accounting employed by the Trust.

4.                                       Distributions to Unitholders:

The Trustee determines for each quarter the amount available for distribution to the Unitholders. Such amount will be equal to the excess, if any, of the cash received by the Trust, on or before the tenth day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established at the discretion of the Trustee for the payment of contingent or future obligations of the Trust.  Cash received by the Trustee in a particular quarter from the Net Profits Interests will reflect actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter.  In accordance with the Trust Agreement and Delaware law, Unitholders should be shielded from direct liability for any environmental liabilities.  However, costs and expenses incurred by Eastern American for certain Capital Costs associated with environmental liabilities arising after the effective date of the Conveyances would reduce Net Proceeds, and would therefore be borne, in part, by the Unitholders.

Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2004 are expected to be received by the Trust and distributed to the Unitholders on March 16, 2005.  The December 31, 2003 Net Proceeds Receivable were received and distributed by the Trust on March 15, 2004.

5.                                       Related Party Transactions:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee.  The total of all Trustee fees and Trust administrative expenses was $695,805 for the year ended December 31, 2004,  $536,803 for the year ended December 31, 2003, and $308,713 for the year ended December 31, 2002.  In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000.  The Trustee paid Eastern American $306,592, $296,224 and $286,208 for overhead expenses for 2004, 2003 and 2002 respectively.  Operating cost charges included in the Statements of Distributable Income are paid to Eastern American.

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

The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants.  Fixed gas prices were used during the Primary Term, which ended December 31, 1999.  The gas prices used thereafter are based solely on the fourth quarter Variable Price component.

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

The royalty portion of the Net Profits Interests was calculated beyond the liquidation date of the Trust (May 15, 2013), even though the terms of the Trust Agreement require that the Royalty Net Profits Interest be sold by the Trustee on or about this date and a liquidating distribution from the sales proceeds from such sale would be made to the Unitholders.  The Term Net Profits Interests was limited to the 20-year period as defined by the Trust Agreement.

The following table reconciles the change in proved reserves attributable to the Trust’s share of the Net Profits Interests (“NPI”) from January 1, 2002 to December 31, 2004:

	Royalty	Term	Total
	NPI	NPI	NPI
	(MMcf)	(MMcf)	(MMcf)

Balance, January 1, 2002	12,904	9,841	22,745

Production	(1,034)	(1,324)	(2,357)
Revisions of previous estimates	(155)	(92)	(246)

Balance, December 31, 2002	12,025	8,609	20,634

Production	(932)	(1,229)	(2,161)
Revisions of previous estimates	201	87	288

Balance, December 31, 2003	11,294	7,467	18,761

Production	(910)	(1,158)	(2,068)
Revisions of previous estimates	1,072	393	1,464

Balance, December 31, 2004	11,456	6,702	18,158

The Trust’s share of proved developed gas reserves are as follows:

	Royalty	Term	Total
	NPI	NPI	NPI
	(MMcf)	(MMcf)	(MMcf)

December 31, 2002	12,025	8,609	20,634

December 31, 2003	11,294	7,467	18,761

December 31, 2004	11,456	6,702	18,158

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

The following is the standardized measure of discounted future net cash flows as of December 31, 2004 (in thousands):

	Royalty	Term	Total
	NPI	NPI	NPI

Future cash inflows	$110,781	$60,830	$171,612
Future production taxes	(6,130)	(2,942)	(9,073)
Future production costs	(12,765)	(4,130)	(16,895)

Future net cash inflows	91,886	53,758	145,644
10% discount factor	(53,480)	(15,968)	(69,448)

Standardized measure of discounted future net cash flows	$38,406	$37,790	$76,196

The following is the standardized measure of discounted future net cash flows as of December 31, 2003 (in thousands):

	Royalty	Term	Total
	NPI	NPI	NPI

Future cash inflows	$80,951	$49,043	$129,994
Future production taxes	(4,420)	(2,333)	(6,754)
Future production costs	(11,885)	(3,967)	(15,852)

Future net cash inflows	64,646	42,743	107,389
10% discount factor	(37,289)	(13,651)	(50,940)

Standardized measure of discounted future net cash flows	$27,357	$29,092	$56,449

The following is the standardized measure of discounted future net cash flows as of December 31, 2002 (in thousands):

	Royalty	Term	Total
	NPI	NPI	NPI

Future cash inflows	$69,983	$44,562	$114,545
Future production taxes	(3,839)	(2,104)	(5,943)
Future production costs	(12,400)	(3,986)	(16,386)

Future net cash inflows	53,743	38,472	92,215
10% discount factor	(30,790)	(13,114)	(43,904)

Standardized measure of discounted future net cash flows	$22,953	$25,358	$48,311

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes during 2002, 2003 and 2004 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty	Term	Total
	NPI	NPI	NPI

Standardized measure, January 1, 2002	$20,009	$22,419	$42,428
Net proceeds to the Trust	(4,610)	(3,300)	(7,910)
Revisions of previous estimates	(363)	(215)	(578)
Accretion of discount	2,001	2,242	4,243
Net change in price and production costs	5,650	4,054	9,704
Other	266	159	425

Standardized measure, December 31, 2002	$22,953	$25,358	$48,311
Net proceeds to the Trust	(7,085)	(4,684)	(11,770)
Revisions of previous estimates	1	0	1
Accretion of discount	2,295	2,536	4,831
Net change in price and production costs	7,405	4,926	12,331
Other	1,788	956	2,745

Standardized measure, December 31, 2003	$27,357	$29,092	$56,449
Net proceeds to the Trust	(8,164)	(4,776)	(12,941)
Revisions of previous estimates	4,498	1,649	6,148
Accretion of discount	2,736	2,909	5,645
Net change in price and production costs	12,331	7,491	19,822
Other	(352)	1,425	1,073

Standardized measure, December 31, 2004	$38,406	$37,790	$76,196

7.                                       Quarterly Financial Data (Unaudited):

The following is a summary of royalty income and distributable income per unit by quarter in 2004, 2003 and 2002 (all amounts in thousands except Distributable income per unit):

2004	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$3,080	$3,492	$3,452	$4,425	$14,449

Distributable income	$2,512	$3,019	$2,849	$3,640	$12,020

Distributable income per unit	$0.4257	$0.5117	$0.4829	$0.6169	$2.0373

2003	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$2,999	$3,645	$3,521	$3,012	$13,177

Distributable income	$2,363	$3,054	$3,014	$2,517	$10,948

Distributable income per unit	$0.4005	$0.5175	$0.5109	$0.4266	$1.8556

2002	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$1,771	$2,192	$2,449	$2,612	$9,025

Distributable income	$1,663	$1,950	$2,030	$2,166	$7,809

Distributable income per unit	$0.2819	$0.3305	$0.3440	$0.3671	$1.3235