Form 10-K/A
period 2004-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2005-05-02
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-K/A

Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION

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

(1)The Registrant inadvertently did not file reports on Form 8-K for its 2004 second and third quarter press releases announcing quarterly distributable income and distribution amounts.

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

Documents Incorporated By Reference:     None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 amends and restates Item 9A, Controls and Procedures, to include the Trustee’s report on internal control over financial reporting and the related Attestation Report of PricewaterhouseCoopers LLP, an independent registered public accounting firm, which had been omitted from the Trust’s Annual Report on Form 10-K as filed on March 31, 2005 as permitted by an Order issued by the Securities and Exchange Commission.

TABLE OF CONTENTS

Page
Item 9A. Controls and Procedures	1

Item 15. Exhibits, Financial Statement Schedules	5

Signature	6
Certification Required By Rule 13a-14(a)/15d-14(a)
Certification Required By Rule 13a-14(b)/15d-14(b) and Section 906

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation (“Eastern American”), and the independent reserve engineer to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.  In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by Eastern American.

The Bank of New York (the “former Trustee”) served as Trustee of the Trust through December 31, 2004, and effective January 1, 2005, JPMorgan Chase Bank, N.A. (the “successor Trustee”) was appointed successor Trustee of the Trust.  As of December 31, 2004, the former Trustee carried out an evaluation of the former Trustee’s disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Mauro Palladino, a Managing Director of The Bank of New York, has concluded that the disclosure controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

The former Trustee noted that due to the contractual arrangements of (i) the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•Eastern American and its consolidated subsidiaries manage (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves.  While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not manage this information, and relies to the extent considered reasonable on Eastern American to provide accurate and timely information when requested for use in the Trust’s reports.

•Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does, rely upon in good faith, the independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.  Other than reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the former Trustee made no independent or direct verification of this financial or other information. While the former Trustee has no reason to believe its reliance upon this expert was unreasonable, this reliance on an expert and restricted access to information may be viewed as a weakness.

JPMorgan Chase Bank, N.A., as successor Trustee of the Trust effective as of January 1, 2005, and based in part on  information and a certificate from The Bank of New York, which served as Trustee through December 31, 2004, has concluded that the Trust’s disclosure controls and procedures are effective at the reasonable assurance level.

The successor Trustee does not expect that the Trust’s disclosure controls and procedures or the Trust’s internal control over financial reporting will prevent all errors and all fraud.   Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Neither the former Trustee nor the successor Trustee intends to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

Changes in Internal Control Over Financial Reporting

                As described elsewhere herein, The Bank of New York served as Trustee through December 31, 2004, and effective January 1, 2005, JPMorgan Chase Bank, N.A. was appointed successor Trustee.  The evaluation described above of the disclosure controls and procedures as of December 31, 2004 was conducted by an officer of The Bank of New York.  To the knowledge of the former Trustee and of the successor Trustee, during the three-month period ended December 31, 2004, there has not been any change in the Trust’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control over Financial Reporting

                The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The successor Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the successor Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the successor Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2004. The successor Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Eastern American Natural Gas Trust and JP Morgan Chase Bank, N.A., Trustee

In our opinion, the Trustee’s assessment, included in the accompanying Trustee’s Report on Internal Control over Financial Reporting, that Eastern American Natural Gas Trust (the Trust) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on the Trustee’s assessment and on the effectiveness of the Trust’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating the Trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Eastern American Natural Gas Trust at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and in our report dated March 28, 2005 we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

May 2, 2005

Item 15.Exhibits, Financial Statement Schedules.

Page in this
Reports	Form 10-K
Reserve Report of Ryder Scott Company, Independent Petroleum Engineers	A-1 - A-5

Financial Statements

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated:
Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2004 and 2003	F-3
Statements of Distributable Income for the years ended December 31, 2004, 2003 and 2002	F-4
Statements of Changes in Trust Corpus for the years ended December 31, 2004, 2003 and 2002	F-5
Notes to Financial Statements	F-6 - F-14

Schedules

All schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

Exhibits

Except as otherwise indicated below, all exhibits have previously been filed or are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission.   All references are to the registrant’s Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement
31*	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certifications
99.1	Press Release issued November 9, 2004

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2005.

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

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement
31*	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certifications
99.1	Press Release issued November 9, 2004

*Filed herewith