Form 10-Q
period 2005-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2005-05-10
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-11748

EASTERN AMERICAN NATURAL GAS TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-7034603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

JPMorgan Chase Bank, N.A., Trustee
Institutional Trust Services
700 Lavaca, 2nd Floor
Austin, Texas

(Address of principal executive offices)

78701

(Zip Code)

(800) 852-1422

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

As of May 5, 2005, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31
	2005	2004

Royalty Income	$3,648,398	$3,080,080

Operating Expenses:
Taxes on production and property	253,671	212,604
Operating cost charges	133,587	130,335

Total Operating Expenses	387,258	342,939

Net Proceeds to the Trust	3,261,140	2,737,141

General and Administrative Expenses	(303,473)	(225,742)

Interest Income	500	222

Distributable Income	2,958,167	2,511,621

Quarterly Distribution Amount	$2,958,167	$2,511,621

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.5014	$0.4257

Quarterly Distribution Per Unit (5,900,000 units authorized and outstanding)	$0.5014	$0.4257

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2005	December 31, 2004
	(Unaudited)

Assets:

Cash	$210,287	$185,752
Net Proceeds Receivable	3,261,140	3,989,827
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(63,170,380)	(62,337,672)

Total Assets	$33,463,227	$35,000,087

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$198,260	$220,596
Distributions Payable	2,958,167	3,639,983
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	30,306,800	31,139,508

Total Liabilities and Trust Corpus	$33,463,227	$35,000,087

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Trust Corpus, Beginning of Period	$31,139,508	$34,857,666
Distributable Income	2,958,167	2,511,621
Distributions Payable to Unitholders	(2,958,167)	(2,511,621)
Amortization of Net Profits Interests in Gas Properties	(832,708)	(938,423)

Trust Corpus, End of Period	$30,306,800	$33,919,243

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

The Eastern American Natural Gas Trust (the “Trust”) was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American Energy Corporation (“Eastern American”), as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).  Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the then current Trustee and served as Trustee through December 31, 2004.   On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York, as trustee and depository of the Trust, and the appointment of JPMorgan Chase Bank, N.A. as successor trustee (“Trustee”) of the Trust.  The appointment of JPMorgan Chase Bank, N.A., as successor trustee, became effective as of January 1, 2005.  Effective January 1, 2005, the transfer agent for the Trust is Bondholder Communications.

The Trust was formed to acquire and hold net profits interests (the “Net Profits Interests”) created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations (the “Development Wells”) in West Virginia and Pennsylvania (the “Underlying Properties”).

On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit.  Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest (“Trust Unit”) in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury Obligation (“Treasury Obligation”) maturing on May 15, 2013.  The financial statements of the Trust to which these notes relate do not include information concerning the Treasury Obligations, the beneficial interest in which is held for the Unitholders by the Depositary.

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of March 31, 2005, the Trust held Net Profits Interests in 671 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2004, based on the Independent Petroleum Engineer’s Report, 20,706 MMcf of the maximum 41,683 MMcf has been produced.

Between May 15, 2012 and May 15, 2013 (the “Liquidation Date”), the Trustee is required to sell all the Royalty NPI and liquidate the Trust. Under the Trust Agreement, Eastern American has the right of first refusal to purchase any of the Royalty NPI the Trustee is required to sell after the Liquidation Date. If it exercises this right, Eastern American must pay the appraised Fair Value (as defined in the Trust Agreement) of the Royalty NPI, or the relevant third party offer price if a third party has offered to purchase the Royalty NPI. Unitholders of record on the relevant record dates will receive the net proceeds from selling the Royalty NPI in accordance with the Trust Agreement, and also will receive their respective share of the matured face amount of the Treasury Obligations held by the Depositary.

NOTE 2.  Basis of Presentation

The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Without limiting the foregoing statement, the information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.  The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.  The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

NOTE 3.  Trust Accounting Policies

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders.  Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders subject to Trustees Cash Reserves described in Part I, Item 2 before application of those Unitholders’ additional expenses, if any, for depletion, interest expense, and income taxes.  The Trust uses the accrual basis to recognize revenue, with Royalty Income recognized as gas reserves are extracted from properties and sold.  Expenses are also presented on an accrual basis.  Actual cash receipts will vary from the accrual of revenues due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation  (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America due to the following: (i) certain cash reserves may be established for contingencies which were not accrued in the financial statements; (ii) amortization of the Net Profits Interests in gas properties is charged directly to Trust Corpus; and (iii) the sale of the Net Profits Interests is reflected in the Statements of Distributable Income as cash proceeds to the Trust.

NOTE 4. Income Taxes

The Trust is a grantor trust and is not required to pay federal or state income taxes.  Accordingly, no provision for federal or state income taxes has been made.  All income is taxed to the Unitholders of the Trust.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although Eastern American has advised the Trustee that its believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and include the fact that none of the Trust, the Trustee or Eastern American is able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.  The Trust, the Trustee and Eastern American disclaim any obligation to update any forward looking statements.

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

The Net Profits Interests were created pursuant to conveyances (the “Conveyances”) from Eastern American to the Trust.  In connection therewith, Eastern American assigned its rights under a gas purchase contract (the “Gas Purchase Contract”), which obligates Eastern Marketing Corporation, a subsidiary of Eastern American, to purchase all of the natural gas produced from the Underlying Properties that is attributable to the Net Profits Interests.

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

The “Operating Cost Charge” for 2005 is based on an annual rate of $535,224, and for 2004 was an annual rate of $521,340.  As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

During 2003, the United States Department of Labor, Bureau of Labor Statistics converted all of its industry-based statistics to a different reporting system that was developed in cooperation with the United States’ North American Free Trade Agreement Partners, Canada and Mexico, in an effort to standardize and modernize reporting codes.  As a result of this conversion, the Crude Petroleum and Gas Production Workers index is no longer available for use in the annual calculation of overhead adjustment called for in the various Council of Petroleum Accountants Societies (“COPAS”) model forms after March 2003.

Research by COPAS covering the past ten years indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index.  Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004.  This “Overhead Adjustment Index” has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment.  The adjustment for the effective time period is 3.5%.  Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, Eastern American believes, and advised the Trustee, that the “Overhead Adjustment Index” as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement.  Eastern American, with the concurrence of the Trustee, will utilize this “Overhead Adjustment Index” to adjust the “Operating Cost Charge” so long as such index is published by COPAS.

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

Pursuant to the Gas Purchase Contract, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price.  The Index Price for any quarter is determined solely by reference to the Variable Price component.  The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content.  The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months.  The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month; (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month; and (iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month.  A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub that is traded on the New York Mercantile Exchange.

Accordingly, the Index Price payable to the Trust for production may be higher or lower based on the fluctuations in natural gas futures prices during the relevant calculation period.  The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to its unit holders.

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended March 31, 2005, an additional volume of 4,457 Mcf was delivered to the Trust, as compared to 4,822 Mcf for the quarter ended March 31, 2004.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, for a more complete description of the Development Wells.)

During 2004, an oil and gas company contacted Eastern American and inquired as to whether it would sell certain assets situated in Centre County, Pennsylvania including the Horne #1, Horne #2 and Horne #15 wells (“the Horne Underlying Properties”), which are wells in which the Trust owns a Net Profits Interests.  Eastern American reviewed the Trust Agreement and certified to the Trustee that:  (i) the gross purchase price to be received by Eastern American for the sale of the Horne Underlying Properties in a single transaction or a series of related transactions is less than $500,000; (ii) the Assignee of the Horne Underlying Properties is not an Affiliate of Eastern American; (iii) the aggregate sale proceeds of $80,205 to be received by the Trust from Eastern American (the Trust’s Horne Sale Proceeds) represents the fair value to the Trust for Net Profits Interests to be released by the Trustee in connection with Eastern American’s sale of the Horne Underlying Properties; and (iv)

the Trust’s Horne Sale Proceeds plus the aggregate sale proceeds received by the Trust pursuant to Section 3.02(b)(ii) of the Trust Agreement with respect to all other Net Profits Interests previously released by the Trustee pursuant to Section 3.02(b) during the most recently completed twelve calendar months does not exceed $500,000.  Eastern American advised the oil and gas company that it could sell these wells.  The effective date of the sale was May 1, 2004.  The Trust’s share of the proceeds of $80,205 was included in the Distributable Income of the Trust during the quarter ending June 30, 2004.

Also, during 2004, a landowner contacted Eastern American to inquire about the sale of certain wells located on the landowner’s property, including the Wurst #2 well, which is a well in which the Trust owns a Net Profits Interest.  Eastern certified to the Trust that: (i) the Assignee of the Wurst #2 was not an Affiliate of Eastern and; (ii) the aggregate sale proceeds to be received from all other sales of wells in which the Trust owns a Net Profits Interest and previously released by the Trust during the preceeding twelve (12) calendar months did not exceed $500,000.  The Wurst #2 well was found to be uneconomic to operate and was subject to plugging and abandonment by Eastern American if not assigned to the landowner.  Eastern American advised the landowner that it could assign this well. The Wurst #2 well had no value and no cash distribution was made to the Trust.

Over the remaining life of the Trust, additional wells may be disposed of for similar or other reasons.

Critical Accounting Policies

The following is a summary of the critical accounting policies followed by the Trust.

Basis of Accounting:

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America due to the following: (i) certain cash reserves may be established for contingencies which were not accrued in the financial statements; (ii) amortization of the Net Profits Interests in gas properties is charged directly to Trust Corpus; and (iii) the sale of the Net Profits Interests is reflected in the Statements of Distributable Income as cash proceeds to the Trust.

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

The Trust did not have any contractual obligations as of March 31, 2005.  At March 31, 2005, the Trust had accounts payable of $198,260 and distributions payable of $2,958,167.

Comparison of Results of Operations for Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

The Trust’s distributable income was $2,958,167 for the three months ended March 31, 2005 as compared to $2,511,621 for the three months ended March 31, 2004.  This increase was due to an increase in Royalty Income for the three months ended March 31, 2005 of $3,648,398 as compared to the three months ended March 31, 2004 of $3,080,080.  The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($7.455 per Mcf for the three months ended March 31, 2005; $6.056 per Mcf for the three months ended March 31, 2004).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2005 (491 Mmcf) as compared to the three months ended March 31, 2004 (508 Mmcf).  The decline in production is primarily attributable to natural production declines.  Taxes on production and property were $253,671 for the three months ended March 31, 2005 as compared to $212,604 for the three months ended March 31, 2004. The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $303,473 for the three months ended March 31, 2005 as compared to $225,742 for the three months ended March 31, 2004.  This increase in general and administrative expense was primarily related to professional service fees of $87,930.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $7.455 per Mcf for the three months ended March 31, 2005 and $6.056 per Mcf for the three months ended March 31, 2004.  The price per Mcf was higher for the three months ended March 31, 2005 than for the corresponding three month period ended March 31, 2004 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($6.477 per Dth for the three months ended March 31, 2005; $5.205 per Dth for the three months ended March 31, 2004).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

For the calendar quarter ended March 31, 2005, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $718.10 and $684.40 respectively.  On March 31, 2005 the closing price of the Treasury Obligations, as quoted on such market, was $693.90.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of March 31, 2005, this option was exercised on 19,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2004 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes.  As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013.  High and low price information for the Treasury Obligations is included under Part II Item 5.  As described elsewhere herein, gas production attributable to the Net Profits Interest is sold to a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein, and the Trust’s quarterly distributions are highly dependent on the price payable to the Trust for gas production attributable to the Net Profits Interest.  Natural gas prices can fluctuate widely in response to many factors, all of which are out of the control of the Trust, the Trustee and Eastern American.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Trustee maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American, and the independent reserve engineer to JPMorgan Chase Bank, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.  In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by Eastern American.

As of March 31, 2005, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures, as defined under Rules 13a-15(e) and 15(d-15(e) under the Securities and Exchange Act.  Mike Ulrich, a Vice President of JPMorgan Chase Bank, N.A., has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

Due to the contractual arrangements of (i) the Trust Agreement, and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•                  Eastern American and its consolidated subsidiaries manage (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage; (ii) plans for future operating and capital expenditures; and (iii) geological data relating to reserves.  While the Trustee requests material information for use in periodic reports as part of its disclosure controls and procedures, the Trustee does not manage this information, and relies to the extent considered reasonable on Eastern American to provide accurate and timely information when requested for use in the Trust’s reports.

•                  Under the terms of the Trust Agreement, the Trustee is entitled to, and in fact does, rely upon in good faith the independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses..  Other than reviewing the financial and other information provided to the Trust by Eastern American on a quarterly basis, the Trustee makes no independent or direct verification of this financial or other information. While the Trustee has no reason to believe its reliance upon this expert is unreasonable, this reliance on an expert and restricted access to information may be viewed as a weakness.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

Changes in Internal Control Over Financial Reporting

There has been no change in the Trustee’s internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, the Trustee’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Eastern American.

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

None.

ITEM 6.                             Exhibits.

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

EASTERN AMERICAN NATURAL GAS TRUST

By: JPMorgan Chase Bank, N.A., Trustee

/s/ Mike Ulrich
Name:	Mike Ulrich
Title:	Vice President JPMorgan Chase Bank, N.A.

Date: May 9, 2005

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.