Form 10-Q
period 2005-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2005-08-09
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☒               No   ☐

As of August 5, 2005, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004

Royalty Income	$7,561,956	$6,571,889	$3,913,559	$3,491,809

Operating Expenses
Taxes on production and property	519,207	451,654	265,536	239,050
Operating cost charges	267,174	260,670	133,587	130,335

Total Operating Expenses	786,381	712,324	399,123	369,385

Net Proceeds to the Trust	6,775,575	5,859,565	3,514,436	3,122,424

General and Administrative Expenses	(611,912)	(409,735)	(308,439)	(183,993)

Interest Income	500	434	—	212

Cash Proceeds on Sale of Net Profits Interests	0	80,205	0	80,205

Distributable Income	6,164,163	5,530,469	3,205,997	3,018,848

Cash Reserve	(185,000)	(100,000)	(185,000)	(100,000)

Distribution Amount	$5,979,163	$5,430,469	$3,020,997	$2,918,848

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$1.0448	$0.9374	$0.5434	$0.5117

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$1.0134	$0.9204	$0.5120	$0.4947

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2005	December 31, 2004
	(Unaudited)

Assets:

Cash	$144,645	$185,752
Net Proceeds Receivable	3,514,436	3,989,827
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(64,007,004)	(62,337,672)

Total Assets	$32,814,257	$35,000,087

Liabilities and Trust Corpus:

Trust General and Administrative
Expenses Payable	$138,084	$220,596
Distributions Payable	3,020,997	3,639,983
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	29,655,176	31,139,508

Total Liabilities and Trust Corpus	$32,814,257	$35,000,087

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30 2004

Trust Corpus, Beginning of Period	$31,139,508	$34,857,666
Distributable Income	6,164,163	5,530,469
Distributions Payable to Unitholders	(5,979,163)	(5,430,469)
Amortization of Net Profits Interests in Gas Properties	(1,669,332)	(1,889,278)

Trust Corpus, End of Period	$29,655,176	$33,068,388

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of June 30, 2005, the Trust held Net Profits Interests in 671 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2004, based on the Independent Petroleum Engineer’s Report, 20,706 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 2.  Basis of Presentation

The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Without limiting the foregoing statement, the information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.  The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.  The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended June 30, 2005, an additional volume of 4,123 Mcf was delivered to the Trust, as compared to 4,457 Mcf for the quarter ended June 30, 2004.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended, for a more complete description of the Development Wells.)

 During 2004, an oil and gas company contacted Eastern American and inquired as to whether it would sell certain assets situated in Centre County, Pennsylvania including the Horne #1, Horne #2 and Horne #15 wells (“the Horne Underlying Properties”), which are wells in which the Trust owns a Net Profits Interests.  Eastern American reviewed the Trust Agreement and certified to the Trustee that:  (i) the gross purchase price to be received by Eastern American for the sale of the Horne Underlying Properties in a single transaction or a series of related transactions is less than $500,000; (ii) the Assignee of the Horne Underlying Properties is not an Affiliate of Eastern American; (iii) the aggregate sale proceeds of $80,205 to be received by the Trust from Eastern American (the Trust’s Horne Sale Proceeds) represents the fair value to the Trust for Net Profits Interests to be released by the Trustee in connection with Eastern American’s sale of the Horne Underlying Properties; and (iv) the Trust’s Horne Sale Proceeds plus the aggregate sale proceeds received by the Trust pursuant to

Section 3.02(b)(ii) of the Trust Agreement with respect to all other Net Profits Interests previously released by the Trustee pursuant to Section 3.02(b) during the most recently completed twelve calendar months did not exceed $500,000.  Eastern American advised the oil and gas company that it could sell these wells.  The effective date of the sale was May 1, 2004.  The Trust’s share of the proceeds of $80,205 was included in the Distributable Income of the Trust during the quarter ended June 30, 2004.

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

During July and early August 2005 the Trust incurred substantially increased fees for professional services relating to the potential exchange offer described below under “Other Information”.  These expenses, and any related expenses, will decrease distributions to the Unit holders.  The aggregate amount of the increased expenses during July and early August was approximately $150,000, and future additional expenses may be substantially greater.

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

The Trust did not have any contractual obligations as of June 30, 2005.  At June 30, 2005, the Trust had accounts payable of $138,084 and distributions payable of $3,020,998.

Comparison of Results of Operations for Three Months Ended June 30, 2005 and Three Months Ended June 30, 2004

The Trust’s distributable income was $3,205,997 for the three months ended June 30, 2005 as compared to $3,018,848 for the three months ended June 30, 2004.  This increase was due to an increase in Royalty Income for the three months ended June 30, 2005 to $3,913,559 as compared to the three months ended June 30, 2004 of $3,491,809.  The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($7.939 per Mcf for the three months ended June 30, 2005; $6.774 per Mcf for the three months ended June 30, 2004).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2005 (493 Mmcf) as compared to the three months ended June 30, 2004 (515 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $265,536 for the three months ended June 30, 2005 as compared to $239,050 for the three months ended June

30, 2004. The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $308,439 for the three months ended June 30, 2005 as compared to $183,993 for the three months ended June 30, 2004.  This increase in general and administrative expense was primarily related to an increase in professional service fees of $109,383, primarily due to costs associated with the implementation of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).  During the three months ended June 30, 2005, the Trustee added $185,000 to the reserve as compared to $100,000 for the three months ended June 30, 2004.  The Trustee established this reserve amount to facilitate the payment of vendor invoices on a timely basis.  The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the three months ended June 30, 2005, while $80,205 was recognized in the corresponding three months of the prior year.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $7.939 per Mcf for the three months ended June 30, 2005 and $6.774 per Mcf for the three months ended June 30, 2004.  The price per Mcf was higher for the three months ended June 30, 2005 than for the corresponding three month period ended June 30, 2004 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($6.917 per Dth for the three months ended June 30, 2005; $5.858 per Dth for the three months ended June 30, 2004).

Comparison of Results of Operations for Six Months Ended June 30, 2005 and Six Months Ended June 30, 2004

The Trust’s distributable income was $6,164,163 for the six months ended June 30, 2005 as compared to $5,530,469 for the six months ended June 30, 2004.   This increase was due to an increase in Royalty Income for the six months ended June 30, 2005 to $7,561,956 as compared to $6,571,889 for the six months ended June 30, 2004.  The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($7.697 per Mcf for the six months ended June 30, 2005; $6.414 per Mcf for the six months ended June 30, 2004).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2005 (983 Mmcf) as compared to the six months ended June 30, 2004 (1,023 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $519,207 for the six months ended June 30, 2005 as compared to $451,654 for the six months ended June 30, 2004.  The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $611,912 for the six months ended June 30, 2005 as compared to $409,735 for the six months ended June 30, 2004.  This increase in general and administrative expense was primarily related to professional service fees of $152,729, primarily due to costs associated with the implementation of Sarbanes-Oxley Act of 2002.  During the six months ended June 30, 2005, the Trustee added $185,000 to the reserve as compared to $100,000 for the six months ended June 30, 2004.  The Trustee established this reserve amount to facilitate the payment of vendor invoices on a timely basis.  The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the six months ended June 30, 2005, while $80,205 was recognized in the corresponding six months of the prior year.  Amortization of Net Profits Interests in Gas Properties was $1,669,332 for the six months ended June 30, 2005 as compared to $1,889,278 for the six months ended June 30, 2004.  This decrease was primarily due to the decrease in production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $7.697 per Mcf for the six months ended June 30, 2005 and $6.414 per Mcf for the six months ended June 30, 2004.  The price per Mcf was higher for the six months ended June 30, 2005 than for the corresponding six month period ended June 30, 2004 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($6.697 per Dth for the six months ended June 30, 2005; $5.531 per Dth for the six months ended June 30, 2004).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

For the calendar quarter ended June 30, 2005, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $735.45 and $695.21 respectively.  On June 30, 2005, the closing price of the Treasury Obligations, as quoted on such market, was $735.37.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of June 30, 2005, this option was exercised on  19,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2004 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

The Trustee is aware that Ensource Energy Income Fund LP, a recently formed Delaware limited partnership not affiliated with the Trust (“Ensource”), has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission.  The filing describes a proposed transaction pursuant to which Ensource would attempt to acquire control of, and ultimately the entire interest in, the Trust.

The Trustee cannot predict whether Ensource will proceed with the proposed transaction or, if it does proceed, whether Ensource will be able to acquire a majority of the outstanding Trust units or, if it does acquire a majority of the outstanding units, whether it will proceed with or be able to consummate the second-step merger described in the Form S-4.

If Ensource proceeds with the proposed transaction on the terms described in the Form S-4, the Trust will be required by rules of the SEC to make a recommendation whether Unitholders should accept or reject the exchange offer or to state that the Trust is remaining neutral with respect to the exchange offer.  The Trust has retained a financial advisor to assist the Trust with an evaluation of any such exchange offer.  The Trust has also received a letter from the operator of the underlying properties and original sponsor of the Trust, Eastern American, stating that Eastern American’s initial review of the Form S-4 leads Eastern American to believe that the Ensource proposal substantially changes the original structure and business risk exposure of the Trust and exposes the Unitholders to the vagaries of the oil and gas business, and as such, may not be in the best interest of the Unitholders.  In the letter, Eastern American made a number of specific comments regarding the proposed exchange offer and noted that it has yet to form an opinion as to which, if any, of the underlying documents may or may not continue in effect subsequent to the proposed exchange. If Ensource proceeds with the proposed exchange offer, Unitholders will receive further information regarding the exchange offer and any recommendation the Trust may make.

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

As of June 30, 2005, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Mike Ulrich, a Vice President of JPMorgan Chase Bank, N.A., has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Eastern American.

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

Date:  August 8, 2005

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.