Form 10-Q
period 2005-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2005-11-09
CIK 895474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes     ☐                No   ☒

(1)   The Registrant inadvertently did not file a report on Form 8-K for its 2004  third quarter press release announcing quarterly distributable income and distribution amounts.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes     ☒                No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐                No   ☒

As of November 4, 2005, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30

	2005	2004	2005	2004

Royalty Income	$12,221,141	$10,024,331	$4,659,185	$3,452,442

Operating Expenses
Taxes on production and property	839,691	683,658	320,484	232,004
Operating cost charges	400,761	389,950	133,587	129,280

Total Operating Expenses	1,240,452	1,073,608	454,071	361,284

Net Proceeds to the Trust	10,980,689	8,950,723	4,205,114	3,091,158

General and Administrative Expenses	(1,017,252)	(651,903)	(405,340)	(242,168)

Interest Income	500	838	—	405

Cash Proceeds on Sale of Net Profits Interests	—	80,205	—	—

Distributable Income	9,963,937	8,379,863	3,799,774	2,849,395

Cash Reserve	(185,000)	(100,000)	—	—

Distribution Amount	$9,778,937	$8,279,863	$3,799,774	$2,849,395

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$1.6888	$1.4203	$0.6440	$0.4829

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$1.6574	$1.4034	$0.6440	$0.4829

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2005	December 31, 2004
	(Unaudited)

Assets:

Cash	$259,221	$185,752
Net Proceeds Receivable	4,205,114	3,989,827
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(64,861,764)	(62,337,672)

Total Assets	$32,764,751	$35,000,087

Liabilities and Trust Corpus:

Trust General and Administrative
Expenses Payable	$164,561	$220,596
Distributions Payable	3,799,774	3,639,983
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	28,800,416	31,139,508

Total Liabilities and Trust Corpus	$32,764,751	$35,000,087

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30 2004

Trust Corpus, Beginning of Period	$31,139,508	$34,857,666
Distributable Income	9,963,937	8,379,863
Distributions Payable to Unitholders	(9,778,937)	(8,279,863)
Amortization of Net Profits Interests in Gas Properties	(2,524,092)	(2,785,090)

Trust Corpus, End of Period	$28,800,416	$32,172,576

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of September 30, 2005, the Trust held Net Profits Interests in 671 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2004, based on the Independent Petroleum Engineer’s Report, 20,706 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 3.  Trust Accounting Policies

The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and elections of Unitholders.  Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders, subject to Cash Reserves, if any, described in Part I, Item 2 before application of those Unitholders’ additional expenses, if any, for depletion, interest expense, and income taxes.  The Trust uses the accrual basis to recognize revenue, with Royalty Income recognized as gas reserves are extracted from properties and sold.  Expenses are also presented on an accrual basis.  Actual cash receipts will vary from the accrual of revenues due to, among other reasons, the payment provisions of the gas purchase contract between the Trust and Eastern Marketing Corporation  (a subsidiary of Eastern American), which requires payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

Research by COPAS covering the past ten years indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index.  Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004.  This “Overhead Adjustment Index” has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment.  The adjustment for the effective time period is 3.5%.  Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index is no longer published, Eastern American believes, and advised the Trustee, that the “Overhead Adjustment Index” as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement.  Eastern American, with the concurrence of the Trustee, will utilize this “Overhead Adjustment Index” to adjust the “Operating Cost Charge” so long as such index is published by COPAS.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended September 30, 2005, an additional volume of 4,123 Mcf was delivered to the Trust, as compared to 4,457 Mcf for the quarter ended September 30, 2004.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

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

During the quarter ended September 30, 2005, the Trust incurred substantially increased fees for professional services relating to the potential exchange offer described below under “Other Information”.  These expenses, and any related expenses, will decrease distributions to the Unitholders.  Expenses relating to the potential exchange offer actually incurred by the Trust during the quarter ended September 30, 2005 include a $100,000 fee paid to the independent financial advisor retained by the Trust to assist with an evaluation of the potential exchange offer, and approximately $50,000 in additional legal fees relating to the potential exchange offer.  The terms of the engagement agreement with the financial advisor would require the Trust to pay the financial advisor (i) an additional $150,000 if the Trust requests that a description of the financial advisor’s analysis of the exchange offer be included in any filings or materials to be delivered to the Unitholders, or (ii) an additional $300,000 if the Trust requests a written opinion from the financial advisor as to whether the offer (if made) is fair, from a financial point of view, to the Unitholders.  In addition, the Trust has incurred and is likely to continue to incur increased legal and other expenses relating to the potential exchange offer.  Further, the Trust has incurred an additional expense of approximately $13,200 payable to the Trust’s independent petroleum engineers for the updated reserve report described below under “Other Information” and filed herewith as Annex A.  The aggregate amount of future additional expenses may be substantially greater.

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

The Trust did not have any contractual obligations as of September 30, 2005.  At September 30, 2005, the Trust had accounts payable of $164,561 and distributions payable of $3,799,774.

Comparison of Results of Operations for Three Months Ended September 30, 2005 and Three Months Ended September 30, 2004

The Trust’s distributable income was $3,799,774 for the three months ended September 30, 2005 as compared to $2,849,395 for the three months ended September 30, 2004.  This increase was due to an increase in Royalty Income for the three months ended September 30, 2005 to $4,659,185 as compared to the three months ended September 30, 2004 of $3,452,442.  The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($9.268 per Mcf for the three months ended September 30, 2005; $7.106 per Mcf for the three months ended September 30, 2004).  This increase was also due to an increase in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2005 (504 Mmcf) as compared to the three months ended September 30, 2004 (485 Mmcf).  The increase in production is primarily attributable to shut-ins during the quarter ended September 30, 2004.  Taxes on production and property were $320,484 for the three months ended September 30, 2005 as compared to $232,004 for the three months ended September 30, 2004. The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $405,340 for the three months ended September 30, 2005 as compared to $242,168 for the three months ended September 30, 2004.  This increase in general and administrative expense of $163,172 was primarily related to an increase in professional service fees for costs associated with services provided to the Trustee relating to the potential exchange offer described below under “Other Information”.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $9.268 per Mcf for the three months ended September 30, 2005 and $7.106 per Mcf for the three months ended September 30, 2004.  The price per Mcf was higher for the three months ended September 30, 2005 than for the corresponding three month period ended September 30, 2004 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.125 per Dth for the three months ended September 30, 2005; $6.160 per Dth for the three months ended September 30, 2004).

Comparison of Results of Operations for Nine Months Ended September 30, 2005 and Nine Months Ended September 30, 2004

The Trust’s distributable income was $9,963,937 for the nine months ended September 30, 2005 as compared to $8,379,863 for the nine months ended September 30, 2004.   This increase was due to an increase in Royalty Income for the nine months ended September 30, 2005 to $12,221,141 as compared to $10,024,331 for the nine months ended September 30, 2004.  The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($8.221 per Mcf for the nine months ended September 30, 2005; $6.645 per Mcf for the nine months ended September 30, 2004).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2005 (1,487 Mmcf) as compared to the nine months ended September 30, 2004 (1,508 Mmcf).  The decline in production is primarily attributable to natural production declines and the sale of wells.  Taxes on production and property were $839,691 for the nine months ended September 30, 2005 as compared to $683,658 for the nine months ended September 30, 2004.  The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $1,017,252 for the nine months ended September 30, 2005 as compared to $651,903 for the nine months ended September 30, 2004.  This increase in general and administrative expense of $365,349 was primarily related to an increase in professional service fees for costs associated with the procedures required by the  Sarbanes-Oxley Act of 2002 and costs associated with services provided to the Trustee relating to the potential exchange offer described below under “Other Information”.  During the nine months ended September 30, 2005, the Trustee added $185,000 to the reserve as compared to $100,000 for the nine months ended September 30, 2004.  The Trustee established this reserve amount to facilitate the payment of vendor invoices on a timely basis.  The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the nine months ended September 30, 2005, while $80,205 was recognized in the corresponding nine months of the prior year.  Amortization of Net Profits Interests in Gas Properties was $2,524,092 for the nine months ended September 30, 2005 as compared to $2,785,090 for the nine months ended September 30, 2004.  This decrease was primarily due to the decrease in production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $8.221 per Mcf for the nine months ended September 30, 2005 and $6.645 per Mcf for the nine months ended September 30, 2004.  The price per Mcf was higher for the nine months ended September 30, 2005 than for the corresponding nine month period ended September 30, 2004 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.173 per Dth for the nine months ended September 30, 2005; $5.741 per Dth for the nine months ended September 30, 2004).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

United States Treasury Obligations

For the calendar quarter ended September 30, 2005, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $734.41 and $708.72, respectively.  On September 30, 2005, the closing price of the Treasury Obligations, as quoted on such market, was $720.34.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of September 30, 2005, this option was exercised on 19,900 Trust Units.  (See the Trust’s 10-K for the fiscal year ended December 31, 2004 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

Ensource Energy Income Fund LP

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

Updated Reserves Report

Introduction.  The Trust normally obtains a report of oil and gas reserves attributable to the Trust as of the end of the calendar year prepared by Ryder Scott Company, which is an independent petroleum engineering firm, and the Trust normally includes a copy of that annual report in its Annual Report on Form 10-K.  In light of the potential exchange offer that Ensource may make to the Unitholders as described briefly above, the Trust determined that it would be prudent and in the best interests of the Unitholders to obtain an updated reserve report so that Unitholders would have the benefit of a relatively current report in the event that Ensource proceeds with its proposed exchange offer.  The Trust therefore engaged Ryder Scott Company to prepare an updated report as of September 1, 2005, a copy of which is included as Annex A to this Form 10-Q.  The information in the report is subject to the same limitations and qualifications as are applicable to prior reports prepared by Ryder Scott Company, as described in the report and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004.  Following is a summary of the information contained in the updated reserve report.

Proved Reserves of Underlying Properties and Net Profits Interests. The following table sets forth, as of September 1, 2005, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of September 1, 2005 prepared by Ryder Scott Company (the “Reserve Report”). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report.  The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Annex A hereto.

				Estimated Future Net Revenues(2)	Discounted Estimated Future Net Revenues(2)
	Proved Gas Reserves
	(MMcf)
	Developed	Undeveloped	Total
				(Dollars in thousands)

Underlying Properties(1)	35,107	0	35,107	$278,698	$113,611

Net Profits Interests:
Royalty NPI	11,052	0	11,052	$102,428	$43,327
Term NPI	6,272	0	6,272	58,128	41,833

Total	17,324	0	17,324	$160,556	$85,160

(1)Reserve volumes and estimated future net revenues for Underlying Properties reflect volumes and revenues distributable to Eastern American’s entire net revenue interest with respect to the Underlying Properties.

(2)The effects of depreciation, depletion and federal income tax have not been taken into account in estimating future net revenues. Estimated future net revenues and discounted estimated future net revenues are not intended, and should not be interpreted, as representing the fair market value for the estimated reserves.

The value of the Depositary Units and the Trust Units evidenced thereby are substantially dependent upon the proved reserves and production levels attributable to the Net Profits Interests. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the timing of development expenditures, if any. The reserve data set forth herein, although prepared by independent engineers in a manner customary in the industry, are estimates only, and actual quantities and values of gas are likely to differ from the estimated amounts set forth herein. In addition, the discounted present values shown herein were prepared using guidelines established by the Securities and Exchange Commission and Financial Accounting Standards Board for disclosure of reserves and should not be considered representative of the market value of such reserves or the Depositary Units or the Trust Units evidenced thereby. A market value determination would include many additional factors.

The price assumptions used by Ryder Scott Company in preparing the updated reserve report were furnished to Ryder Scott Company by Eastern American Energy Corporation and were prepared in accordance with applicable SEC guidelines and the terms of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation.  The price under the Gas Purchase Contract as of August 31, 2005 was $9.268 per Mcf and was based on the Henry Hub Average Spot Price (as defined in the Gas Purchase Contract) of $8.125 per Mmbtu.

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

As of September 30, 2005, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act.  Mike Ulrich, a Vice President of JPMorgan Chase Bank, N.A., has concluded that the controls and procedures are effective at the reasonable assurance level, while noting certain limitations on disclosure controls and procedures as set forth below.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.  The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of Eastern American.

PART II – OTHER INFORMATION

ITEM 1.       Legal Proceedings.

None.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.       Defaults Upon Senior Securities.

None.

ITEM 4.       Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.       Other Information.

None.

ITEM 6.       Exhibits.

Exhibit Number	Description

3.1*	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust

4.1*	Specimen Depositary Receipt

4.2*	Form of NPI Royalty Deposit Agreement

10.1*	Form of Conveyance

10.2*	Form of Term NPI Conveyance

10.3*	Form of Gas Purchase Contact between Eastern American Energy Corporation, Eastern Marketing Corporation and Eastern American Natural Gas Trust

10.5*	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern Marketing Corporation

10.6*	Form of Assignment and Standby Performance Agreement

23.1	Consent of Ryder Scott Company

31.	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certification

*    Incorporated by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission.  All references are to the registrant’s Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant’s Annual report on Form 10-K for the year ended December 31, 1994.

	DENVER, COLORADO 80293	TEL (303) 623-9147	FAX (303) 623-4258

621 17TH STREET, SUITE 1550

October 13, 2005

J P Morgan Chase Bank, N.A., Trustee

Institutional Trust Services

700 Lavaca,  2nd Floor

Austin, Texas 78701

Gentlemen:

Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of September 1, 2005.  The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA).  The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties.  The Net Profits Interest consists of (1) a life-of-properties interest (“Royalty NPI”) and (2) a term interest (“Term NPI”).  The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices.  Hydrocarbon prices in effect at August 31, 2005 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from August 31, 2005 prices for reasons discussed in more detail in other sections of this report.  Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

	As of September 1, 2005
		Estimated	Present
		Future Net	Value
	Gas	Cash Inflows	At 10%
	(MMCF)	(M$)	(M$)
Proved Net Developed

Royalty NPI	11,052	102,428	43,327
Term NPI	6,272	58,128	41,833
Total	17,324	160,556	85,160

Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on September 1, 2005 for natural gas.  Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by EAEC.  For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests.  Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report.  The allocation of proved reserves of the Net Profits Interest between the Trust and EAEC will vary in the future as relative estimates of future gross revenues and future net incomes vary.  Furthermore, EAEC requested that for purposes of our report the “Royalty NPI” be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units.  The Trust Agreement provides that the “Term NPI” entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the “Term NPI” until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced.  For purposes of this report, the “Term NPI” was limited to May 15, 2013.

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

In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of September 1, 2005 from this report are presented in the following table:

	As of September 1, 2005
	Royalty	Term
	NPI	NPI	Totals
Total Proved
Future Cash Inflows (M$)	102,428	58,128	160,556
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0
Total Costs (M$)	0	0	0

Future Net Cash Inflows Before Income Tax (M$)	102,428	58,128	160,556

Present Value at 10% Before Income Tax (M$)	43,327	41,833	85,160

	As of September 1, 2005
	Royalty	Term
	NPI	NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	11,052	6,272	17,324

Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0

Total Proved Net Reserves
Gas (MMCF)	11,052	6,272	17,324

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

EAEC furnished us gas prices in effect at August 31, 2005 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable.  In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases or decreases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than August gas prices.  In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves.  In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

Since the primary term is complete, the purchase price under the gas contract will be equal to the “Variable” price.  EAEC computed the “Variable” price under the gas contract as of August 31, 2005 as $9.268 per Mcf, utilizing $8.125 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties.  No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices.  EAEC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented.  The estimates presented in this report are based on data available through July, 2005.

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

At the request of EAEC, we have included the following table which summarizes the total net reserves estimates from combined interest of EAEC and the Trust in the Underlying Properties:

Estimated Net Reserve Data

Certain Combined Leasehold Interests of

Eastern America Energy Corporation

And The Trust

As of September 1, 2005

SEC Parameters

	Proved		Total Proved
	Developed	Undeveloped
Net Remaining Reserves

Gas-MMCF	35,107	0	35,107

The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $278,698,330 and $113,611,262, respectively.  This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter.  The properties which are included in the “Term NPI” were allowed to run for their full economic life in this evaluation.

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

Date:  November 8, 2005

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly, no additional signatures are available and none have been provided.