Form 10-K
period 2005-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2006-03-16
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 in the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☒           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2005, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”). Of the Outstanding Units, 119,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2005 of $28.00 was approximately $162 million.

Documents Incorporated By Reference: None

PART I

Item 1.    Business

Cautionary Statement

The Trustee (as defined below), its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (other than statements of historical fact). In addition, this Report on Form 10-K may contain forward-looking statements. When used herein, the words “anticipates,” “expects,” “believes,” “intends” or “projects” and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust (as defined below). In addition, the Trust’s future results of operations and other forward looking statements contained in this Item 1, Item 1A and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward-looking statements. Some of these factors are described below. The Trustee disclaims any obligations to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph. Further, forward-looking statements made herein regarding the Trust and its operation in this Form 10-K generally assume that the pending exchange offer being made by Ensource Energy Income Fund LP as described below will not result in Ensource acquiring control of the Trust. Ensource has stated that if it acquires control of the Trust, it intends to attempt to cause the Trust to engage in a merger that would result in significant changes to the Trust.

Definitions

As used herein, the following terms have the meanings indicated: “Mcf” means thousand cubic feet of gas, “MMcf” means million cubic feet of gas, “Bbl” means barrel (approximately 42 U.S. gallons), and “MBbl” means thousand barrels, “Btu” means British thermal units and “MMBtu” or “Dth” means million British thermal units.

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

The Trust was formed to acquire and hold net profits interests (the “Net Profits Interests”) created from the working interests owned by Eastern American in 650 producing gas wells and 65 proved development well locations located in West Virginia and Pennsylvania (the “Underlying Properties”). A portion of the production from the wells burdened by the Net Profits Interests was intended to be eligible for credits (“Section 29 Credits”) under the Internal Revenue Code of 1986 for production of gas from Devonian shale or tight formations. The Net Profits Interests to be acquired consisted of a royalty interest in 322 wells and a term interest in the remaining wells and development well locations. Eastern American was obligated to drill and complete, at its expense, 65 development wells (the “Development Wells”) on the development well locations conveyed to the Trust. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells (see Note 1 of Financial Statements attached hereto). After May 15, 2012 and prior to or on May 15, 2013 (the “Liquidation Date”), the Trustee is required to sell the remaining royalty interests and liquidate the Trust.

On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit. Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest (“Trust Unit”) in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation (“Treasury Obligation”) maturing on May 15, 2013. Holders of Depositary Units (“Unitholders”) may withdraw the Treasury Obligations associated with the Trust Units (see “Description of Trust Units and Depositary Units”). Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was retained by Eastern American in consideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993.

The Net Profits Interests are passive in nature, and neither the Trustee nor the Delaware Trustee has management control or authority over, nor any responsibility relating to, the operation of the Underlying Properties (defined above) subject to the Net Profits Interests. The Trust Agreement provides, among other things, that: the Trust shall not engage in any business or commercial activity or acquire any asset other than the Net Profits Interests initially conveyed to the Trust; the Trustee may establish a reserve for payment of any liability which is contingent, uncertain in amount or that is not currently due and payable; the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to Unitholders and other holders of Trust Units (together, “Trust Unitholders”); and the Trustee will make quarterly cash distributions to Trust Unitholders from funds of the Trust.

The Trust is responsible for paying the Trustee’s fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2005 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2005 was $1,474,570. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2005, the Trust paid Eastern American an overhead reimbursement of $317,324. The overhead reimbursement was established at the inception of the Trust, increases by 3.5% per year, and is payable quarterly.

On December 8, 2004, the Trust announced approval by the Trust Unitholders of a proposal to elect JPMorgan Chase to serve as successor trustee of the Trust upon the effective date of the resignation of The Bank of New York as trustee of and depositary for the Trust and to amend the Trust Agreement to change the compensation of the Trustee. The resignation of The Bank of New York took effect on January 1, 2005. As successor trustee, JPMorgan Chase receives annual compensation of $108,000.

As previously publicly announced, Ensource Energy Income Fund LP, a recently formed Delaware limited partnership not affiliated with the Trust (“Ensource”), has commenced an unsolicited exchange offer pursuant to which Ensource is attempting to acquire control of, and ultimately the entire interest in, the Trust. The Trust has filed a Schedule 14D-9, including Amendment No. 1 thereto (the “Schedule 14D-9”) with the Securities and Exchange Commission, and has mailed copies of the Schedule 14D-9 to Unitholders of record. In the Schedule 14D-9, the Trust recommends that Unitholders reject the Ensource offer. The reasons for the Trust’s recommendation, as well as a copy of the opinion of an independent financial advisor retained by the Trust in connection with the Ensource offer and other important information, are set forth in the Schedule 14D-9. Unitholders should review the Schedule 14D-9 carefully before making any decision to tender their units to Ensource. Copies of the Schedule 14D-9 may be obtained by contacting MacKenzie Partners, Inc. toll-free at 1-800-332-2885 or over the Internet from the SEC’s web site at http://www.sec.gov.

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

The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. As of December 31, 2005, 21,814 MMcf of such gas had been produced. The Trust is expected to terminate in 2013. See “Description of Trust Units and Depository Units – Liquidation of the Trust”.

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

“Chargeable Costs” is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the “Operating Cost Charge”, “Capital Costs” and “Taxes” (as defined in the Conveyances). The Operating Cost Charge for 2005 was $534,348, for 2004 was $519,228 and for 2003 was $510,032. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This “Overhead Adjustment Index” has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. The adjustment for the effective time period is 3.5%. Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, Eastern American believes, and advised the Trustee, that the “Overhead Adjustment Index” as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. Eastern American, with the concurrence of the Trustee, will utilize this “Overhead Adjustment Index” to adjust the “Operating Cost Charge” so long as such index is published by COPAS.

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

Distributions and Income Computations

The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 2005 were $0.50, $0.51, $0.64, and $0.67 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements (“Quarterly Record Date”). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

Each holder of Depositary Units (including the underlying Trust Units) of record as of the record date for the final quarter of the Trust’s existence in accordance with the Trust Agreement will be entitled to receive a liquidating distribution equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations.

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

THE UNDERLYING PROPERTIES

General

The Underlying Properties are comprised of Eastern American’s working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2005, such properties consisted of 671 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner’s royalties (typically 12-1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties.

Eastern American’s interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2005, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 17,263 MMcf. (See “Reserves”).

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

The Underlying Properties initially included 65 specified development well locations for the drilling of the Development Wells by Eastern American. Eastern American was obligated to bear the costs of drilling and completing the Development Wells. Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. See Note 1 of Financial Statements attached hereto.

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

Reserves

Proved Reserves of Underlying Properties and Net Profits Interests. The following table sets forth, as of December 31, 2005, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2005 prepared by Ryder Scott Company (the “Reserve Report”). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Exhibit A hereto.

	Proved Gas Reserves			Estimated	Discounted Estimated
	Developed	(MMcf) Undeveloped	Total	Future Net Revenues(2)	Future Net Revenues(2)
				(Dollars in thousands)

Underlying Properties(1)	34,653	0	34,653	$382,226	$154,236

Net Profits Interests:
Royalty NPI	11,266	0	11,266	$141,923	$59,278
Term NPI	5,997	0	5,997	75,540	54,992

Total	17,263	0	17,263	$217,463	$114,270

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

The value of the Depositary Units and the Trust Units evidenced thereby are substantially dependent upon the proved reserves and production levels attributable to the Net Profits Interests. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the timing of development expenditures, if any. The reserve data set forth herein, although prepared by independent engineers in a manner customary in the industry, are estimates only, and actual quantities and values of gas are likely to differ from the estimated amounts set forth herein. In addition, the discounted present values shown herein were prepared using guidelines established by the Securities and Exchange Commission (the “Commission”) and the Financial Accounting Standards Board for disclosure of reserves and should not be considered representative of the market value of such reserves or the Depositary Units or the Trust Units evidenced thereby. A market value determination would include many additional factors.

COMPETITION AND MARKETS

All of the production attributable to the Net Profits Interest is sold to Eastern Marketing pursuant to the Gas Purchase Contract. See “The Net Profits Interests - Gas Purchase Contract.”

REGULATION OF NATURAL GAS

The natural gas industry has historically been highly regulated by state and federal authorities. In the past, concerns about perceived pipeline monopolies and other factors caused Congress to impose economic regulation on both pipelines and producers. Federal agencies regulated tariffs and conditions of service offered by interstate pipelines, and set maximum prices on the wellhead price of natural gas sold into interstate commerce. States, and even local governments, also regulated retail sales of natural gas by local utilities. Government agencies also set production rates to avoid waste and imposed environmental and safety regulations. At present, it appears that Federal regulation of wellhead natural gas prices has ended. However, there can be no assurance that price controls or other similar economic regulations may not be reimposed in the future.

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

Liquidation of the Trust

The Trust will be liquidated and the Royalty NPI will be sold prior to the Liquidation Date, which is expected to occur in 2013. Unitholders of record as of the record date for the final quarter of the Trust’s existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations. Under the Trust Agreement, Eastern American has a right of first refusal to purchase the Royalty NPI at fair market value, or if applicable the offered third-party price, prior to the Liquidation Date.

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

Under current market conditions, it is anticipated that total distributable cash will exceed taxable income through 2005. After 2005, taxable income is anticipated to exceed distributable cash, and the amount of such excess could be significant. Such estimates are based on numerous assumptions as to the allocation of a Unitholder’s purchase price and the amount and treatment of operating costs, development costs, Trust administrative expenses, production estimates and depletion. No assurance can be given that the estimates will prove to be correct, and the actual relationship between distributable cash and taxable income could be materially different.

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

Section 29 Credit

The Trustee has been informed by Eastern American that most of the production attributable to the Royalty NPI is gas produced from Devonian shale or a tight formation. Provided a number of requirements are met, taxpayers are entitled to the Section 29 Credit for gas produced from Devonian shale or a tight formation. The Section 29 Credit generally applies only to gas produced from Devonian shale or a tight formation in the United States and sold to an unrelated party prior to January 1, 2003, from wells drilled after December 31, 1979, and prior to January 1, 1993. Additionally, the Section 29 Credit applies only to gas produced from a tight formation which, as of April 20, 1977, was committed or dedicated to interstate commerce (as defined in Section 2(18) of the Natural Gas Policy Act, as in effect on November 5, 1990), or which is produced from a well drilled after November 5, 1990. A Unitholder is eligible to claim the Section 29 Credit with respect to certain sales of such gas attributable to the Royalty NPI. Under current law, the Section 29 credit is no longer available for production after December 31, 2002.

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

Other Income and Expenses

From time to time, the Trust may generate interest income on funds held as a reserve or held until the next distribution date. Expenses of the Trust include administrative expenses of the Trustee. Under the Code, certain miscellaneous itemized deductions of an individual taxpayer are deductible only to the extent that in the aggregate they exceed 2% of the taxpayer’s adjusted gross income. Certain administrative expenses attributable to the Trust Units may have to be aggregated with an individual Unitholder’s other miscellaneous itemized deductions to determine the excess over 2% of adjusted gross income. To date the amount of such expenses has not been significant in relation to the Trust’s income.

Alternative Minimum Tax

The Code imposes a minimum tax (known as an “alternative minimum tax” or “AMT”) on each taxpayer to the extent that his “tentative minimum tax” in any taxable year exceeds his regular tax for that year. For purposes of computing the AMT, the taxpayer’s taxable income is recomputed with various “adjustments” plus “items of tax preference”.

A taxpayer is generally entitled to a credit against, or reduction in, his regular tax liability in a subsequent year in an amount equal to the AMT he pays for a prior taxable year. However, that credit can only be used to reduce his regular tax liability for that subsequent year to the extent his regular tax liability for that subsequent year exceeds his tentative minimum tax liability for that subsequent year.

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

Sale of Depositary Units; Sale of Trust Units or Treasury Obligations

Generally, a Unitholder will realize gain or loss on the sale or exchange of his Depositary Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Depositary Units. Gain or loss on the sale of Depositary Units by a Unitholder who is not a dealer with respect to such Depositary Units and who has a holding period for the Depositary Units of more than one year will be treated as long-term capital gain or loss, except to the extent of the depletion recapture amount and any accrued market discount as explained below. A Unitholder’s initial basis in his Depositary Units is equal to the amount paid for such Depositary Units. Such basis is increased by the amount of OID income recognized by the Unitholder attributable to the Treasury Obligations. Such basis is reduced by deductions for depletion claimed by the Unitholder (but not below zero). In addition, such basis is reduced by the amount of any payments attributable to the Term NPI which are treated as payments of principal under the OID rules.

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

Item 1A. Risk Factors

Following is a summary of the principal risks associated with an investment in Units in the Trust.

Natural gas prices fluctuate due to a number of factors, and lower prices will reduce net proceeds to the Trust and distributions to Unitholders.

The Trust’s revenues and distributions to Unitholders are highly dependent on the sales prices as reflected in the Henry Hub Average Price, as defined in the Gas Purchase Contract, and on the quantities of natural gas attributable to the Net Profits Interests. Prices for natural gas can fluctuate widely in response to a number of factors that are beyond the control of Eastern American and the Trust. These factors include:

worldwide economic conditions;

weather conditions;

changes and expectations regarding natural gas production and transportation;

levels of actual and anticipated demand;

price and availability of alternative fuels;

the availability of  gathering, transportation and processing facilities; and

the effects of worldwide energy conservation measures.

Low gas prices may reduce production.

Low natural gas prices may reduce the amount of gas that is economic to produce. As a result, the operator could determine during periods of low gas prices to shut in or curtail production. In addition, the operator could determine during periods of low gas prices to plug and abandon marginal wells.

Estimated reserves and future production levels are uncertain.

The value of the Depositary Units depends on, among other things, the proved reserves and production levels attributable to the Net Profits Interests. There are many uncertainties involved in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data included in this Annual Report are estimates only, and actual quantities and values of natural gas are likely to differ from the estimated amounts. The discounted present values shown for the Net Profits Interests were prepared using guidelines established by the SEC for disclosure of reserves and should not be considered representative of market value.

There are risks inherent in the development and production of natural gas.

Distributions to Unitholders could be adversely affected if any of the risks typically associated with the development, production and transportation of natural gas were to occur, including personal injuries, property damage, well damage and damage to productive formations or equipment.

None of the Trust, the Trustee nor the Unitholders has any control over the operation of the properties.

None of the Trust, Trustee nor the Unitholders is able to influence or control the operation of the properties. All of the wells are operated by Eastern American. As operator, Eastern American has the right to abandon or sell any well if, in its opinion, the well or property ceases to produce or is not capable of producing in commercially paying quantities. In general, upon abandonment of any well to which the Net Profits Interests relate, that portion of the Net Profits Interests will be extinguished.

Gas reserves are depleting assets.

Gas reserves are depleting assets. The reserves attributable to the Net Profits Interests have declined and are expected to continue to decline over time. The accreting value of the Treasury Obligations may not fully offset the depletion of the reserves attributable to the Net Profits Interests.

Compliance with government regulation may be expensive.

The production, transportation and sale of natural gas from the wells to which the Net Profits Interest relate are subject to governmental regulation. Compliance with these regulations may be expensive.

Operating costs, capital expenditures and taxes reduce payments to the Trust.

The operating costs charged in calculating Net Proceeds include a fixed charge, subject to increase of up to 5% annually. In addition, property and production taxes and certain capital expenditures are deducted from gross proceeds in determining the Net Proceeds. In general, increases in chargeable costs will have the effect of reducing the amount of Net Proceeds.

Increased administrative costs reduce distributions to Unitholders.

Administrative costs, including professional services fees and expenses, are deducted prior to distributions to Unitholders. Consequently, increases in administrative costs adversely affect distributions to Unitholders.

The Ensource exchange offer may result in additional increased administrative costs.

As described elsewhere in this Annual Report on Form 10-K, in November 2005 Ensource Energy Income Fund LP commenced an unsolicited exchange offer in an effort to acquire control of the Trust. The Trust has incurred substantially increased administrative costs as a result of the Ensource exchange offer, and may continue to do so for the duration of the Ensource exchange offer. All costs incurred by the Trust in connection with the Ensource offer decrease distributions to Unitholders.

The legal status of the Net Profits Interests under some circumstances is unclear.

 At the time of the formation of the Trust, Eastern American noted that it was likely that the Net Profits Interests would not be treated as real property interests under the laws of West Virginia and Pennsylvania. Nevertheless, Eastern American recorded the Conveyances in the real property records of West Virginia and Pennsylvania in accordance with local recording acts. Eastern American believes that, if, during the term of the Trust, Eastern American becomes involved as a debtor in a bankruptcy proceeding under the Federal Bankruptcy Code, the Net Profits Interests relating to the Underlying Properties located in West Virginia would be treated as fully conveyed personal property interests. However, if the Conveyances were held to constitute executory contracts, and if such contracts were not to be assumed in a bankruptcy proceeding, the Trust probably would be treated as an unsecured creditor of Eastern American. With respect to the properties located in Pennsylvania, which represented approximately 10% of the reserves attributable to the Net Profits Interests at the inception of the Trust, Eastern American believed that there is a greater risk that the Net Profits Interests would not be treated as fully conveyed property interests and instead the Conveyances could be treated as executory contracts, meaning that the Trust could be treated as an unsecured creditor with respect to those interests.

The Net Profits Interests are subject to any defects in Eastern American’s rights to the Underlying Properties.

The Net Profits Interests are subject to any defects in Eastern American’s rights with respect to the Underlying Properties. Eastern American believes that its interests with respect to the Underlying Properties are good and defensible in accordance with standards generally accepted in the Appalachian oil and gas industry, subject to exceptions which do not detract substantially from the value of its interests. However, it is possible that leases or farmout agreements could be treated as executory contracts if the third party lessor or farmor under a farmout agreement were to become a debtor in bankruptcy, meaning that it is possible that a lease or farmout agreement could be rejected in a bankruptcy proceeding.

The opinion of tax counsel obtained at inception of the Trust is not binding on the IRS or any court.

At the inception of the Trust, Eastern American received an opinion of counsel that the Trust is a grantor trust and not an association taxable as a corporation for Federal income tax purposes, and that each Unitholder would be taxed directly on his pro rata share of the income attributable to assets of the Trust and, subject to certain limitations, would be entitled to claim depletion deductions and tax credits attributable to the Royalty NPI and would be entitled to claim his pro rata share of other deductions attributable to assets of the Trust. However, the opinion of counsel is not binding on the IRS or any court.

Taxable income could exceed cash distributions.

It is possible that taxable income per Depositary Unit may exceed cash distributions per Depositary Unit. In addition, to the extent that distributable cash is used to establish Trust reserves or to repay borrowed funds, Unitholders will recognize taxable income without receiving the cash used to establish reserves or to repay borrowed funds.

Eastern American and the Trust may have conflicts of interest.

The interests of Eastern American and the interests of the Trust and the Unitholders may at times be different. For example, Eastern American’s interests may conflict with those of the Trust and Unitholders in situations involving the development, operation or abandonment of the Underlying Properties or adjacent properties. In making decisions with respect to such operations, or otherwise with respect to the development, operation or abandonment of the Underlying Properties, Eastern American is required to act as a reasonably prudent operator in the Appalachian Basin would act with respect to its own properties, without regard to the existence of the Net Profits Interests and without regard to any possible adverse effect on Eastern Marketing or Eastern American under the Gas Purchase Contract. In addition, Eastern American has agreed not to drill any well within 1,000 feet of any well subject to the Net Profits Interests which produces oil or gas from the same  formations or horizons as any such producing well. These covenants would not prohibit Eastern American from drilling additional wells on the same property as the wells subject to the Net Profits Interests provided that Eastern American complies with both of these covenants. In addition, these covenants would not prohibit Eastern American from drilling development wells on adjacent properties provided that Eastern American complies with the 1,000 foot limitation. If Eastern American is permitted under these covenants to drill additional development wells near the wells subject to the Net Profits Interests, the additional wells could cause drainage of the reserves attributable to the Net Profits Interests. These covenants apply only to Eastern American, and do not apply to third parties.

In addition, Eastern American’s interests may conflict with those of the Trust and the Unitholders in situations involving the sale of Underlying Properties. Eastern American has the right to sell all or any portion of the Underlying Properties without restrictions; however, except in limited circumstances where Eastern American may require the Trust to release the Net Profits Interests, the Conveyances provide that the purchaser of any of the Underlying Properties will acquire such Underlying Properties subject to the Net Profits Interests. The Conveyances provide that a purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such Underlying Properties as are applicable to Eastern American. Eastern American has the right, subject to limitations, to cause the Trust to release a portion of the Net Profits Interests in connection with a sale of a portion of the Underlying Properties.

Unitholders have only limited voting rights.

While Unitholders have certain voting rights pursuant to the terms of the Trust Agreement, these rights are more limited than those of stockholders of most corporations. For example, there is no requirement for annual meetings of Unitholders or for an annual or other periodic re-election of the Trustee.

Unitholders could be subject to unlimited liability.

Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on liability as is accorded under the laws of such state to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.

There are risks associated with the financial position of Eastern American

Eastern American is a privately held, independent energy company engaged primarily in the exploration, development, production, transportation and marketing of natural gas within the Appalachian Basin. The ability of Eastern Marketing and Eastern American to perform their obligations under the Gas Purchase Contract depends on their financial condition, which in turn depends upon the supply and demand for natural gas, economic conditions and upon financial, business and other factors, many of which are beyond the control of Eastern American.

None of the Trustee, the Trust nor the Unitholders has any control over the operation of the Underlying Properties.

None of the Trustee, the Trust nor the Unitholders has any influence or control over the operation of the Underlying Properties, all of which are operated by Eastern American.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Unitholders.

None.

PART II

Item 5.           Market for the Registrant’s Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities .

The Depositary Units are traded on the New York Stock Exchange under the ticker symbol “NGT”. The high and low prices and distributions paid during the quarters in the three-year period ended December 31, 2005 were as follows:

Quarter	High	Low	Distributions Paid
2003:
First (to March 31, 2003)	$19.58	$18.70	$0.38
Second (to June 30, 2003)	$22.28	$18.87	$0.52
Third (to September 30, 2003)	$23.55	$20.83	$0.51
Fourth (to December 31, 2003)	$26.03	$22.10	$0.41

2004:
First (to March 31, 2004)	$27.40	$22.95	$0.43
Second (to June 30, 2004)	$23.80	$20.95	$0.49
Third (to September 30, 2004)	$25.65	$23.41	$0.48
Fourth (to December 31, 2004)	$27.00	$24.75	$0.62

2005:
First (to March 31, 2005)	$28.90	$24.40	$0.50
Second (to June 30, 2005)	$28.11	$25.45	$0.51
Third (to September 30, 2005)	$31.58	$27.62	$0.64
Fourth (to December 31, 2005)	$31.20	$26.75	$0.67

At February 28, 2006, the 5,900,000 Depositary Units outstanding were held by approximately 241 Unitholders of record.

With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2005 to December 31, 2005 were $735.45 and $684.40, respectively. The closing price on December 31, 2005 was $722.26 per $1,000 face amount.

During the fourth quarter of 2005, there were no purchases of Units made by or on behalf of the Trust or any “affiliated purchaser” as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.    Selected Financial Data.

	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Royalty Income	$18,179,459	$14,449,208	$13,177,510	$9,024,646	$13,260,202
Distributable Income	$14,597,387	$12,019,847	$10,947,816	$7,808,725	$11,268,383
Distribution Amount	$13,712,387	$11,919,847	$10,732,816	$7,808,725	$11,268,383

Distributable Income per unit	$2.47	$2.04	$1.86	$1.32	$1.91
Distribution Amount per unit	$2.32	$2.02	$1.82	$1.32	$1.91

Total assets at year end	$32,954,834	$35,000,087	$37,436,640	$41,006,654	$45,129,170

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

During 2004, an oil and gas company contacted Eastern American and inquired as to whether it would sell certain assets situated in Centre County, Pennsylvania including the Horne #1, Horne #2 and Horne #15 wells (the Horne Underlying Properties), which are wells in which the Trust owned a Net Profits Interests. Eastern American reviewed the Trust Agreement and certified to the Trustee that:  (i) the gross purchase price to be received by Eastern American for the sale of the Horne Underlying Properties in a single transaction or a series of related transactions was less than $500,000; (ii) the Assignee of the Horne Underlying Properties was not an Affiliate of Eastern American; (iii) the aggregate sale proceeds of $80,205 to be received by the Trust from Eastern American (the Trust’s Horne Sale Proceeds) represented the fair value to the Trust for Net Profits Interests to be released by the Trustee in connection with Eastern American’s sale of the Horne Underlying Properties; and (iv) the Trust’s Horne Sale Proceeds plus the aggregate sale proceeds received by the Trust pursuant to Section 3.02(b)(ii) of the Trust Agreement with respect to all other Net Profits Interests previously released by the Trustee pursuant to Section 3.02(b) during the most recently completed twelve calendar months did not exceed $500,000. Eastern American advised the oil and gas company that it could sell these wells. The Trust’s share of the proceeds of $80,205 was included in the Distributable Income of the Trust during the year ended December 31, 2004.

Also, during 2004, a landowner contacted Eastern American to inquire about the sale of certain wells located on the landowner’s property, including the Wurst #2 well, which is a well in which the Trust owns a Net Profits Interest. Eastern certified to the Trust that, (i) the Assignee of the Wurst #2 was not an Affiliate of Eastern and, (ii) the aggregate sale proceeds to be received from all other sales of wells in which the Trust owned a Net Profits Interest and previously released by the Trust during the preceeding twelve (12) calendar months did not exceed $500,000. The Wurst #2 well was found to be uneconomic to operate and was subject to plugging and abandonment by Eastern American if not assigned to the landowner. Eastern American advised the landowner that it could assign this well. The Wurst #2 well had no value and no cash distribution was made to the Trust.

Over the remaining life of the Trust, additional wells may need to be disposed of for similar or other reasons.

The Trust is responsible for paying the Trustee’s fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2005 was $1,474,570 including the Trustee’s fee of $108,000. In addition to such expenses, in 2005, the Trust paid Eastern American an overhead reimbursement of $317,324. The overhead reimbursement increases by 3.5% per year and is payable quarterly.

On December 8, 2004, the Trust announced approval by the Trust Unitholders of a proposal to elect JPMorgan Chase to serve as successor trustee of the Trust upon the effective date of the resignation of The Bank of New York as trustee of and depositary for the Trust and to amend the Trust Agreement to change the compensation of the Trustee. The resignation of The Bank of New York took effect on January 1, 2005. As successor trustee, JPMorgan Chase receives annual compensation of $108,000, plus fees and expenses.

During the last two quarters of 2005, the Trust incurred substantially increased fees for professional services relating to the Ensource exchange offer mentioned on Page 2. These expenses, and any other expenses, will decrease distributions to the Unitholders. Expenses relating to the Ensource exchange offer incurred by the Trust during 2005 total approximately $725,798, including $418,639 for fees and expenses the Trust paid to a financial advisory firm in connection with its analysis of the Ensource exchange offer. In addition, the Trust has incurred and is likely to continue to incur additional increased legal and other expenses relating to the Ensource exchange offer. The aggregate amount of future additional expenses could be substantially greater or less than the 2005 expenses.

The costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. If Ensource makes a substantially different offer to acquire control of the Trust, the Trust could incur substantial additional fees for additional financial advisory services and other professional and administrative expenses.

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

New Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” in order to change the requirements for the accounting and reporting of a change in accounting principal.  SFAS 154 applies to all voluntary changed in accounting principal and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principal, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 becomes effective for accounting changes and corrections of errors incurred during the fiscal years beginning after December 15, 2005.  The Trust does not expect the adoption of SFAS 154 to have a material impact on the Trust’s financial statements.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than the distributions received from the Net Profits Interests.

In accordance with the provisions of the Conveyances, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the Unitholders.

The Trust did not have any contractual obligations as of December 31, 2005. At December 31, 2005, the Trust had accounts payable of $318,120 and distributions payable of $3,933,449.

Results of Operations

2005 Compared with 2004

The Trust’s distributable income was $14,597,387 for the twelve months ended December 31, 2005 as compared to $12,019,847 for the twelve months ended December 31, 2004. This increase was due to an increase in Royalty Income for the twelve months ended December 31, 2005 ($18,179,459) as compared to the twelve months ended December 31, 2004 ($14,449,208). The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($9.315 per Mcf for the twelve months ended December 31, 2005; $6.989 per Mcf for the twelve months ended December 31, 2004). This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the twelve months ended December 31, 2005 (1,956 Mmcf) as compared to the twelve months ended December 31, 2004 (2,068 Mmcf). The decline in production is primarily attributable to natural production declines and the sale of wells. Taxes on production and property were $1,256,330 for the twelve months ended December 31, 2005 as compared to $989,430 for the twelve months ended December 31, 2004. The increase in taxes is due directly to the increase in Royalty Income as discussed above. The production tax for the quarter also includes one month of charges related to a new West Virginia tax on the Severance of Natural Resources that is effective for gas produced after November 30, 2005. The additional Severance Tax rate is four and seven-tenths cents per MCF. Trust general and administrative expenses were $1,791,894 for the twelve months ended December 31, 2005 as compared to $1,002,397 for the twelve months ended December 31, 2004. The increase of $789,497 in general and administrative expenses was due primarily to professional fees of approximately $725,798 incurred as a direct result of the Ensource exchange offer as described on Page 2. The distributable income includes no Cash Proceeds on Sale of Net Profits Interests for the period ended December 31, 2005, while $80,205 was recognized in the corresponding prior twelve months.

During the twelve months ended December 31, 2005, the Trustee added an additional $885,000 to the cash reserve balance compared to the twelve months ended December 31, 2004 in the amount of $100,000. This reserve was established to facilitate the payment of vendor invoices on a timely basis. The increase of this reserve reduced the Distribution Amount by $885,000 or $0.15 per unit for the twelve months ended December 31, 2005 and by $100,000 or $0.0169 per unit for the twelve months ended December 31, 2004. Amortization of Nets Profits Interests in Gas Properties was $3,321,243 for the twelve months ended December 31, 2005 as compared to $3,818,158 for the twelve months ended December 31, 2004. This decrease was due to the decrease in production volumes and a decrease in the depletion rate to $1.6976 for the twelve months ended December 31, 2005 from $1.8465 for the year ended December 31, 2004, due to higher reserves.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $9.315 per Mcf for the twelve months ended December 31, 2005 and $6.989 per Mcf for the twelve months ended December 31, 2004. The price per Mcf was higher for the twelve months ended December 31, 2005 than for the corresponding twelve month period ended December 31, 2004 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.168 per Dth for the twelve months ended December 31, 2005; $6.054 per Dth for the twelve months ended December 31, 2004).

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

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

The Trust does not engage in any operations and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described in detail elsewhere herein, gas production attributable to the Net Profits Interest is sold to a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein.

Item 8.    Financial Statements and Supplementary Data.

Financial Statements
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2005 and 2004
Statements of Distributable Income for the years ended December 31, 2005, 2004 and 2003
Statements of Changes in Trust Corpus for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

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

As of December 31, 2005, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•Eastern American and its consolidated subsidiaries manage information relating to the Trust, including (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves; and

•The independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

Other than reviewing the financial and other information provided to the Trust by Eastern American and the independent reserve engineer, the Trustee made no independent or direct verification of this financial or other information.

The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required under applicable law.

The Trustee does not expect that the Trustee’s disclosure controls and procedures or the Trustee’s internal control over financial reporting will prevent all errors and all fraud.  Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust’s last fiscal quarter, no change in the Trust’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2005. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  Other Information.

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

The Trust also does not have an audit committee or body serving a similar function, and does not have an “audit committee financial expert”. The Trust has not adopted a code of ethics, as the Trust has no directors, officers, or employees. The Trust has not adopted a process by which Unitholders may communicate with board members, as the Trust has no board members or persons fulfilling a similar function. Unitholders may contact the Trustee at the following address:  JPMorgan Chase Bank, N.A., Trustee of Eastern American Natural Gas Trust,  Institutional Trust Services, 700 Lavaca, Austin, Texas 78701.

Item 11.   Executive Compensation.

The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2005, JPMorgan Chase Bank, N.A., as Trustee received $108,000 and for the years ended December 31, 2004 and 2003, The Bank of New York as Trustee received $45,000 annually, as Trustee fees and $1,474,570, $650,805 and $491,803, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

(a)                                  Security Ownership of Certain Beneficial Owners.

Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than five percent of the Units as of March 1, 2006.

(b)                                 Security Ownership of Management.

Not applicable.

(c)                                  Changes in Control.

Except as described below, the Trust knows of no arrangements, including the pledge of securities of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust. As described elsewhere herein and in more detail in the Trust’s Schedule 14-D-9, Ensource Energy Income Fund LP, a newly formed Delaware limited partnership, has commenced an unsolicited exchange offer seeking control of the Trust.

(d)                                 Securities authorized for issuance under equity compensation plans.

The Trust has no equity compensation plans.

Item 13.   Certain Relationships and Related Transactions.

None.

Item 14.   Principal Accounting Fees and Services

Audit Fees

The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust’s annual financial statements and review of the Trust quarterly interim financial statements were $185,250 in 2005 and $212,355 in 2004.

Audit-Related Fees

PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Tax Fees

The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice, or planning were $123,715 in 2005 and $126,484 in 2004.

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

Reports
Reserve Report of Ryder Scott Company, Independent Petroleum Engineers

Financial Statements

The following financial statements are included in this Annual Report on Form 10-K on the pages indicated:
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2005 and 2004
Statements of Distributable Income for the years ended December 31, 2005, 2004 and 2003
Statements of Changes in Trust Corpus for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements

Schedules

All schedules have been omitted because they are not required, not applicable or the information required has been included elsewhere herein.

Exhibits

Except as otherwise indicated below, all exhibits, except Exhibit 31 and Exhibit 32, are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission. All references are to the registrant’s Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2006.

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

[Ryder Scott Company, Independent Petroleum Engineers Letterhead]

January 12, 2006

Eastern American Natural Gas Trust

J P Morgan Chase Bank, N.A., Trustee

Institutional Trust Services

700 Lavaca, 2nd Floor

Austin, Texas 78701

Gentlemen:

Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2005. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest (“Royalty NPI”) and (2) a term interest (“Term NPI”). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2005 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2005 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

	As of December 31, 2005
	Gas	Estimated Future Net Cash Inflows	Present Value At 10%
	(MMCF)	(M$)	(M$)
Proved Net Developed

Royalty NPI	11,266	141,923	59,278
Term NPI	5,997	75,540	54,992
Total	17,263	217,463	114,270

Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2006 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by EAEC. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and EAEC will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, EAEC requested that for purposes of our report the “Royalty NPI” be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. The Trust Agreement provides that the “Term NPI” entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the “Term NPI” until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced. For purposes of this report, the “Term NPI” was limited to May 15, 2013.

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

In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2005 from this report are presented in the following table:

	As of December 31, 2005
	Royalty NPI	Term NPI	Totals
Total Proved
Future Cash Inflows (M$)	141,923	75,540	217,463
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0
Total Costs (M$)	0	0	0

Future Net Cash Inflows Before Income Tax (M$)	141,923	75,540	217,463

Present Value at 10% Before Income Tax (M$)	59,278	54,992	114,270

	As of December 31, 2005
	Royalty NPI	Term NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	11,266	5,997	17,263

Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0

Total Proved Net Reserves
Gas (MMCF)	11,266	5,997	17,263

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

EAEC furnished us gas prices in effect at December 31, 2005 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases or decreases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

Since the primary term is complete, the purchase price under the gas contract will be equal to the “Variable” price. EAEC computed the “Variable” price under the gas contract as of December 31, 2005 as $12.597 per Mcf, utilizing $11.152 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. EAEC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through September, 2005.

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

At the request of EAEC, we have included the following table which summarizes the total net reserves estimates from combined interest of EAEC and the Trust in the Underlying Properties:

Estimated Net Reserve Data

Certain Combined Leasehold Interests of

Eastern America Energy Corporation

And The Trust

As of December 31, 2005

SEC Parameters

	Proved		Total
	Developed	Undeveloped	Proved
Net Remaining Reserves

Gas-MMCF	34,653	0	34,653

The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $382,226,375 and $154,236,468, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the “Term NPI” were allowed to run for their full economic life in this evaluation.

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

as of December 31, 2005 and 2004

and for the years ended

December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Eastern American Natural Gas Trust and JP Morgan Chase Bank, N.A., Trustee:

We have completed integrated audits of Eastern American Natural Gas Trust’s 2005 and 2004 financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the “Trust”) as of December 31, 2005 and 2004, and the related statements of distributable income, and changes in trust corpus for each of the three years in the period ended December 31, 2005.  These financial statements are the responsibility of the Trustee.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2005 and 2004, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005, on the basis of accounting described in Note 2.

Internal control over financial reporting

Also, in our opinion, the Trustee’s assessment, included in the Trustee’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Trust maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on the Trustee’s assessment and on the effectiveness of the Trust’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating the Trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

March 16, 2006

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2005 and 2004

	2005	2004

Assets:

Cash	$43,478	$185,752
Net Proceeds Receivable	5,408,091	3,989,827
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(65,658,915)	(62,337,672)

Total Assets	$32,954,834	$35,000,087

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$318,120	$220,596
Distributions Payable	3,933,449	3,639,983
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	28,703,265	31,139,508

Total Liabilities and Trust Corpus	$32,954,834	$35,000,087

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended

December 31, 2005, 2004 and 2003

	2005	2004	2003

Royalty Income	$18,179,459	$14,449,208	$13,177,510

Operating Expenses:
Taxes on production and property	1,256,330	989,430	897,881
Operating cost charges	534,348	519,228	510,032

Total Operating Expenses	1,790,678	1,508,658	1,407,913

Net Proceeds to the Trust	16,388,781	12,940,550	11,769,597

General and Administrative Expenses	(1,791,894)	(1,002,397)	(833,027)

Interest Income	500	1,489	953

Cash Proceeds on Sale of Net Profits Interests	—	80,205	10,293

Distributable Income	14,597,387	12,019,847	10,947,816

Cash Reserve	(885,000)	(100,000)	(215,000)

Distribution Amount	$13,712,387	$11,919,847	$10,732,816

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$2.4741	$2.0373	$1.8556

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$2.3241	$2.0203	$1.8191

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended

December 31, 2005, 2004 and 2003

	2005	2004	2003

Trust Corpus, Beginning of Period	$31,139,508	$34,857,666	$38,695,799
Distributable Income	14,597,387	12,019,847	10,947,816
Distributions Paid or Payable to Unitholders	(13,712,387)	(11,919,847)	(10,732,816)
Amortization of Net Profits Interests in Gas Properties	(3,321,243)	(3,818,158)	(4,053,133)

Trust Corpus, End of Period	$28,703,265	$31,139,508	$34,857,666

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

The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. As of December 31, 2005, 21,814 MMcf of such gas had been produced.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

The conveyance of the Royalty and Term Interests to the Trust was accounted for as a purchase transaction. The $93,162,180 reflected in the Statements of Assets, Liabilities and Trust Corpus as Net Profits Interests in Gas Properties represents 5,900,000 Trust Units valued at $20.50 per depository unit less the $27,787,820 paid for Treasury obligations. The carrying value of the Trust’s investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

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

NOTES TO FINANCIAL STATEMENTS

Use of Estimates in the Preparation of Financial Statements:

The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information:

In 1998, the Trust adopted Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Trust’s sole activity is earning royalty income from gas properties and, consequently, the Trust has only one operating segment, net profits interests in gas properties. Substantially all of the Trust’s net profits interests are located in the Appalachian region.

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

Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2005 are expected to be received by the Trust and distributed to the Unitholders on March 15, 2006. The December 31, 2004 Net Proceeds Receivable were received and distributed by the Trust on March 16, 2005.

5.             Related Party Transactions:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $1,474,570 for the year ended December 31, 2005, $695,805 for the year ended December 31, 2004, and $536,803 for the year ended December 31, 2003. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid Eastern American $317,324, $306,592 and $296,224 for overhead expenses for 2005, 2004 and 2003 respectively. Operating cost charges included in the Statements of Distributable Income are paid to Eastern American.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

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

The following table reconciles the change in proved reserves attributable to the Trust’s share of the Net Profits Interests (“NPI”) from January 1, 2003 to December 31, 2005:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)

Balance, January 1, 2003	12,025	8,609	20,634

Production	(932)	(1,229)	(2,161)
Revisions of previous estimates	201	87	288

Balance, December 31, 2003	11,294	7,467	18,761

Production	(910)	(1,158)	(2,068)
Revisions of previous estimates	1,072	393	1,464

Balance, December 31, 2004	11,456	6,702	18,158

Production	(849)	(1,107)	(1,956)

Revisions of previous estimates	659	402	1,061

Balance, December 31, 2005	11,266	5,997	17,263

The Trust’s share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)

December 31, 2003	11,294	7,467	18,761

December 31, 2004	11,456	6,702	18,158

December 31, 2005	11,266	5,997	17,263

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

The following is the standardized measure of discounted future net cash flows as of December 31, 2005 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$163,809	$83,267	$247,076
Future production taxes	(7,104)	(3,146)	(10,250)
Future production costs	(14,781)	(4,581)	(19,362)

Future net cash inflows	141,924	75,540	217,464
10% discount factor	(82,646)	(20,548)	(101,194)

Standardized measure of discounted future net cash flows	$59,278	$54,992	$114,270

The following is the standardized measure of discounted future net cash flows as of December 31, 2004 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$110,781	$60,830	$171,612
Future production taxes	(6,130)	(2,942)	(9,073)
Future production costs	(12,765)	(4,130)	(16,895)

Future net cash inflows	91,886	53,758	145,644
10% discount factor	(53,480)	(15,968)	(69,448)

Standardized measure of discounted future net cash flows	$38,406	$37,790	$76,196

The following is the standardized measure of discounted future net cash flows as of December 31, 2003 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$80,951	$49,043	$129,994
Future production taxes	(4,420)	(2,333)	(6,754)
Future production costs	(11,885)	(3,967)	(15,852)

Future net cash inflows	64,646	42,743	107,389
10% discount factor	(37,289)	(13,651)	(50,940)

Standardized measure of discounted future net cash flows	$27,357	$29,092	$56,449

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes during 2003, 2004 and 2005 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI

Standardized measure, January 1, 2002	$22,953	$25,358	$48,311
Net proceeds to the Trust	(7,085)	(4,684)	(11,770)
Revisions of previous estimates	1	0	1
Accretion of discount	2,295	2,536	4,831
Net change in price and production costs	7,405	4,926	12,331
Other	1,788	956	2,745

Standardized measure, December 31, 2003	$27,357	$29,092	$56,449
Net proceeds to the Trust	(8,164)	(4,776)	(12,941)
Revisions of previous estimates	4,498	1,649	6,148
Accretion of discount	2,736	2,909	5,645
Net change in price and production costs	12,331	7,491	19,822
Other	(352)	1,425	1,073

Standardized measure, December 31, 2004	$38,406	$37,790	$76,196
Net proceeds to the Trust	(11,864)	(6,315)	(18,179)
Revisions of previous estimates	4,362	2,661	7,023
Accretion of discount	3,841	3,779	7,620
Net change in price and production costs	25,240	11,848	37,088
Other	(707)	5,229	4,522

Standardized measure, December 31, 2005	$59,278	$54,992	$114,270

Quarterly Financial Data (Unaudited):

The following is a summary of royalty income and distributable income per unit by quarter in 2005, 2004 and 2003 (all amounts in thousands except Distributable income per unit):

2005	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$3,648	$3,914	$4,659	$5,958	$18,179

Distributable income	$2,958	$3,206	$3,800	$4,633	$14,597

Distributable income per unit	$0.5014	$0.5434	$0.6440	$0.7853	$2.4741

2004	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$3,080	$3,492	$3,452	$4,425	$14,449

Distributable income	$2,512	$3,019	$2,849	$3,640	$12,020

Distributable income per unit	$0.4257	$0.5117	$0.4829	$0.6169	$2.0373

2003	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$2,999	$3,645	$3,521	$3,012	$13,177

Distributable income	$2,363	$3,054	$3,014	$2,517	$10,948

Distributable income per unit	$0.4005	$0.5175	$0.5109	$0.4266	$1.8556