Form 10-K/A
period 2005-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2006-03-23
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Yes ☐ No ☒

As of June 30, 2005, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”). Of the Outstanding Units, 19,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2005 of $28.00 was approximately $165 million.

Documents Incorporated By Reference: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed solely to correct typographical errors on the cover page of the registrant's Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC on March 16, 2006 (the “Original Report”) relating to the number of Withdrawn Units and the resulting aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2005.  This Amendment No. 1 continues to speak as of the date of the Original Report and has not been updated to reflect any changes that may have occurred subsequent to the filing of the Original Report.

Part IV

Item 15.                  Exhibits, Financial Statement Schedules

Exhibits                  The exhibits listed below are filed or furnished with this Amendment No. 1 on Form 10-K/A:

Exhibit Number	Description
31	Rule 13a-14(a) / 15d-14(a) Certification
32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2006.

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

Exhibit Index

Exhibit Number	Description
31	Rule 13a-14(a) / 15d-14(a) Certification
32	Section 1350 Certification