Form 10-Q
period 2006-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2006-05-05
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

As of May 1, 2006, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”). Of the Outstanding Units, 19,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Royalty Income	$5,363,086	$3,648,398

Operating Expenses:
Taxes on production and property	390,983	253,671
Operating cost charges	140,267	133,587

Total Operating Expenses	531,250	387,258

Net Proceeds to the Trust	4,831,836	3,261,140

General and Administrative Expenses	(447,220)	(303,473)

Interest Income	—	500

Distributable Income	4,384,616	2,958,167

Quarterly Distribution Amount	$4,384,616	$2,958,167

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.7432	$0.5014

Quarterly Distribution Per Unit (5,900,000 units authorized and outstanding)	$0.7432	$0.5014

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2006	December 31, 2005
	(Unaudited)

Assets:

Cash	$892,220	$43,478
Net Proceeds Receivable	4,831,836	5,408,091
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(66,402,232)	(65,658,915)

Total Assets	$32,484,004	$32,954,834

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$139,440	$318,120
Distributions Payable	4,384,616	3,933,449
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	27,959,948	28,703,265

Total Liabilities and Trust Corpus	$32,484,004	$32,954,834

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Trust Corpus, Beginning of Period	$28,703,265	$34,857,666
Distributable Income	4,384,616	2,511,621
Distributions Payable to Unitholders	(4,384,616)	(2,511,621)
Amortization of Net Profits Interests in Gas Properties	(743,317)	(938,423)

Trust Corpus, End of Period	$27,959,948	$33,919,243

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of March 31, 2006, the Trust held Net Profits Interests in 671 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2005, based on the Independent Petroleum Engineer’s Report, 21,814 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

NOTE 5. Subsequent Events

On April 8, 2006, JP Morgan Chase and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase’s corporate trust business. The transaction has been approved by both companies’ boards of directors. Subject to regulatory approvals, the transaction is expected to close in the late third quarter or fourth quarter of 2006. The transaction is not expected to have any material effect on the Trust.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although Eastern American has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended, and include the fact that none of the Trust, the Trustee or Eastern American is able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and Eastern American disclaim any obligation to update any forward looking statements.

Further, forward-looking statements made herein regarding the Trust and its operation in this Form 10-Q generally assume that the pending exchange offer being made by Ensource Energy Income Fund LP as described below will not result in Ensource acquiring control of the Trust. Ensource has stated that if it acquires control of the Trust, it intends to attempt to cause the Trust to engage in a merger that would result in significant changes to the Trust.

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

The “Operating Cost Charge” for 2006 is based on an annual rate of $561,068, and for 2005 was an annual rate of $535,224. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This “Overhead Adjustment Index” has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. The adjustment for the effective time period is 5.0%. Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, Eastern American believes, and advised the Trustee, that the “Overhead Adjustment Index” as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. Eastern American, with the concurrence of the Trustee, will utilize this “Overhead Adjustment Index” to adjust the “Operating Cost Charge” so long as such index is published by COPAS.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2006, an additional volume of 4,457 Mcf was delivered to the Trust, as compared to 4,822 Mcf for the quarter ended March 31, 2005. These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended, for a more complete description of the Development Wells.)

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

During the last two quarters of 2005, the Trust incurred substantially increased fees for professional services relating to the Ensource exchange offer mentioned above. These expenses, and any other expenses, will decrease distributions to the Unitholders. Expenses relating to the Ensource exchange offer incurred by the Trust during 2005 total approximately $725,798, including $418,639 for fees and expenses the Trust paid to a financial advisory firm in connection with its analysis of the Ensource exchange offer. In addition, the Trust has incurred and is likely to continue to incur additional increased legal and other expenses relating to the Ensource exchange offer. The Trust incurred approximately $146,352 of expenses relating to the Ensource exchange offer in the three-month period ended March 31, 2006, and  future additional expenses could be substantial.

The administrative costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. If Ensource makes a substantially different offer to acquire control of the Trust, the Trust could incur substantial additional fees for additional financial advisory services and other professional and administrative expenses.

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

The Trust did not have any contractual obligations as of March 31, 2006. At March 31, 2006, the Trust had accounts payable of $139,440 and distributions payable of $4,384,616.

Comparison of Results of Operations for Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005

The Trust’s distributable income was $4,384,616 for the three months ended March 31, 2006 as compared to $2,958,167 for the three months ended March 31, 2005. This increase was due to an increase in Royalty Income for the three months ended March 31, 2006 of $5,363,086 as compared to the three months ended March 31, 2005 of $3,648,398. The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($11.565 per Mcf for the three months ended March 31, 2006 as compared to $7.455 per Mcf for the three months ended March 31, 2005). This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2006 (467 Mmcf) as compared to the three months ended March 31, 2005 (491 Mmcf). The decline in production is primarily attributable to natural production declines. Taxes on production and property were $390,983 for the three months ended March 31, 2006 as compared to $253,671 for the three months ended March 31, 2005. The increase in taxes is due directly to the increase in Royalty Income as discussed above. Trust general and administrative expenses were $447,220 for the three months ended March 31, 2006 as compared to $303,473 for the three months ended March 31, 2005. This increase in general and administrative expense was primarily related to professional service fees of $143,747, most of which were incurred as a direct result of the Ensource exchange offer.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $11.565 per Mcf for the three months ended March 31, 2006 and $7.455 per Mcf for the three months ended March 31, 2005. The price per Mcf was higher for the three months ended March 31, 2006 than for the corresponding three month period ended March 31, 2005 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($10.213 per Dth for the three months ended March 31, 2006 as compared to $6.477 per Dth for the three months ended March 31, 2005).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

For the calendar quarter ended March 31, 2006, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $728.21 and $707.24 respectively. On March 31, 2006, the closing price of the Treasury Obligations, as quoted on such market, was $708.20.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2006, this option was exercised on 19,900 Trust Units. (See the Trust’s 10-K, as amended, for the fiscal year ended December 31, 2005 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

As of March 31, 2006, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

• Eastern American and its consolidated subsidiaries manage information relating to the Trust, including (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves; and

• The independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

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

PART II – OTHER INFORMATION

ITEM 1.          Legal Proceedings.

None.

ITEM 1A.      Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.          Defaults Upon Senior Securities.

None.

ITEM 4.          Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.          Other Information.

None.

ITEM 6.          Exhibits.

Exhibit

Number	Description

3.1 *	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust

4.1*	Specimen Depositary Receipt

4.2*	Form of NPI Royalty Deposit Agreement

10.1*	Form of Conveyance

10.2*	Form of Term NPI Conveyance

10.3*	Form of Gas Purchase Contact between Eastern American Energy Corporation, Eastern Marketing Corporation and Eastern American Natural Gas Trust

10.5*	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern Marketing Corporation

10.6*	Form of Assignment and Standby Performance Agreement

31.	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certification

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

Date:  May 4, 2006

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly no additional signatures are available and none have been provided.