Form 10-Q
period 2006-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2006-08-08
CIK 895474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

221 West Sixth Street, 1st Floor

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

Yes   ☒               No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                 Accelerated filer  ☒                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐               No   ☒

 As of August 4, 2006, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”).  Of the Outstanding Units, 19,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I — FINANCIAL INFORMATION

ITEM 1.   Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2006	2005	2006	2005

Royalty Income	$9,958,436	$7,561,956	$4,595,350	$3,913,559

Operating Expenses
Taxes on production and property	730,090	519,207	339,107	265,536
Operating cost charges	280,534	267,174	140,267	133,587

Total Operating Expenses	1,010,624	786,381	479,374	399,123

Net Proceeds to the Trust	8,947,812	6,775,575	4,115,976	3,514,436

General and Administrative Expenses	(783,310)	(611,912)	(336,090)	(308,439)

Interest Income	—	500	—	—

Distributable Income	8,164,502	6,164,163	3,779,886	3,205,997

Cash Reserve	—	(185,000)	—	(185,000)

Distribution Amount	$8,164,502	$5,979,163	$3,779,886	$3,020,997

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$1.3838	$1.0448	$0.6407	$0.5434

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$1.3838	$1.0134	$0.6407	$0.5120

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2006	December 31, 2005
	(Unaudited)

Assets:

Cash	$1,046,108	$43,478
Net Proceeds Receivable	4,115,976	5,408,091
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(67,170,941)	(65,658,915)

Total Assets	$31,153,323	$32,954,834

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$182,198	$318,120
Distributions Payable	3,779,886	3,933,449
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	27,191,239	28,703,265

Total Liabilities and Trust Corpus	$31,153,323	$32,954,834

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENT OF CHANGES IN TRUST CORPUS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30 2005

Trust Corpus, Beginning of Period	$28,703,265	$31,139,508
Distributable Income	8,164,502	6,164,163
Distributions Payable to Unitholders	(8,164,502)	(5,979,163)
Amortization of Net Profits Interests in Gas Properties	(1,512,026)	(1,669,332)

Trust Corpus, End of Period	$27,191,239	$29,655,176

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of June 30, 2006, the Trust held Net Profits Interests in 671 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2005, based on the Independent Petroleum Engineer’s Report, 21,814 MMcf of the maximum 41,683 MMcf has been produced.

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

Further, forward-looking statements made herein regarding the Trust and its operation in this Form 10-Q generally assume that the pending offer being made by Ensource Energy Income Fund LP as described below will not result in Ensource acquiring control of the Trust.   Ensource has stated that if it acquires control of the Trust, it intends to attempt to cause the Trust to engage in a merger that would result in significant changes to the Trust.

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

The “Operating Cost Charge” for 2006 is based on an annual rate of $561,068, and for 2005 was an annual rate of $534,348.  As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended June 30, 2006, an additional volume of 3,813 Mcf was delivered to the Trust, as compared to 4,123 Mcf for the quarter ended June 30, 2005.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

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

As previously publicly announced, Ensource Energy Income Fund LP, a recently formed Delaware limited partnership not affiliated with the Trust (“Ensource”), has commenced a revised unsolicited offer pursuant to which Ensource is attempting to acquire control of, and ultimately the entire interest in, the Trust.  The Trust will file an amendment to its Schedule 14D-9, as amended to date (the “Schedule 14D-9”) with the Securities and Exchange Commission, and will mail copies of the Schedule 14D-9 to Unitholders of record.

During the last two quarters of 2005, the Trust incurred substantially increased fees for professional services relating to the Ensource offer mentioned above.  These expenses, and any other expenses, will decrease distributions to the Unitholders.  Expenses relating to the Ensource offer incurred by the Trust during 2005 total approximately $725,798, including $418,639 for fees and expenses the Trust paid to a financial advisory firm in connection with its analysis of the Ensource offer.  In addition, the Trust has incurred and is likely to continue to incur additional increased legal and other expenses relating to the Ensource offer.  The Trust incurred approximately $299,315 of expenses relating to the Ensource offer in the six-month period ended June 30, 2006, future additional expenses could be substantial.

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

The Trust did not have any contractual obligations as of June 30, 2006.  At June 30, 2006, the Trust had general and administrative expenses payable of $182,198 and distributions payable of $3,779,886.

Comparison of Results of Operations for Three Months Ended June 30, 2006 and Three Months Ended June 30, 2005

The Trust’s distributable income was $3,779,886 for the three months ended June 30, 2006 as compared to $3,205,997 for the three months ended June 30, 2005.  This increase was due to an increase in Royalty Income for the three months ended June 30, 2006 of $4,595,350 as compared to the three months ended June 30, 2005 of $3,913,559.  The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($9.468 per Mcf for the three months ended June 30, 2006 as compared to $7.939 per Mcf for the three months ended June 30, 2005).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2006 (482 Mmcf) as compared to the three months ended June 30, 2005 (493 Mmcf).  The decline in production is primarily attributable to natural production declines.  Taxes on production and property were $339,107 for the three months ended June 30, 2006 as compared to $265,536 for the three months ended June 30, 2005. The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $336,090 for the three months ended June 30, 2006 as compared to $308,439 for the three months ended June 30, 2005.  This increase in general and administrative expense was primarily related to professional service fees of $27,651.  Amortization of Net Profits Interests in Gas Properties was $768,709 for the three months ended June 30, 2006 as compared to $836,624 for the three months ended June 30, 2005.  This decrease was primarily due to the decrease in the amortization rate and production volumes.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $9.468 per Mcf for the three months ended June 30, 2006 and $7.939 per Mcf for the three months ended June 30, 2005.  The price per Mcf was higher for the three months ended June 30, 2006 than for the corresponding three month period ended June 30, 2005 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.3070 per Dth for the three months ended June 30, 2006 as compared to $6.9170 per Dth for the three months ended June 30, 2005).

Comparison of Results of Operations for Six Months Ended June 30, 2006 and Six Months Ended June 30, 2005

The Trust’s distributable income was $8,164,502 for the six months ended June 30, 2006 as compared to $6,164,163 for the six months ended June 30, 2005.   This increase was due to an increase in Royalty Income for the six months ended June 30, 2006 to $9,958,436 as compared to $7,561,956 for the six months ended June 30, 2005.  The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($10.516 per Mcf for the six months ended June 30, 2006; $7.697 per Mcf for the six months ended June 30, 2005).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2006 (949 Mmcf) as compared to the six months ended June 30, 2005 (983 Mmcf).  The decline in production is primarily attributable to natural production declines.  Taxes on production and property were $730,090 for the six months ended June 30, 2006 as compared to $519,207 for the six months ended June 30, 2005.  The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $783,310 for the six months ended June 30, 2006 as compared to $611,912 for the six months ended June 30, 2005.  This increase in general and administrative expense was primarily related to professional service fees of $171,398, which were incurred mostly as a direct result of the Ensource offer.  During the six months ended June 30, 2006, the Trustee did not add to the reserve as compared to $185,000 added during the six months ended June 30, 2005.  The Trustee established this reserve amount to facilitate the payment of vendor invoices on a timely basis.  Amortization of Net Profits Interests in Gas Properties was $1,512,026 for the six months ended June 30, 2006 as compared to $1,669,332 for the six months ended June 30, 2005.  This decrease was primarily due to the decrease in the amortization rate and production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $10.516 per Mcf for the six months ended June 30, 2006 and $7.697 per Mcf for the six months ended June 30, 2005.  The price per Mcf was higher for the six months ended June 30, 2006 than for the corresponding six month period ended June 30, 2005 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($9.260 per Dth for the six months ended June 30, 2006; $6.697 per Dth for the six months ended June 30, 2005).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

For the calendar quarter ended June 30, 2006, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $712.95 and $698.78 respectively.  On  June 30, 2006, the closing price of the Treasury Obligations, as quoted on such market, was $706.34.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of June 30, 2006, this option was exercised on 19,900 Trust Units.  (See the Trust’s 10-K, as amended, for the fiscal year ended December 31, 2005 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

As of June 30, 2006, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

The Trustee does not expect that the Trustee’s disclosure controls and procedures or the Trustee’s internal control over financial reporting will prevent all errors or all fraud.  Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

PART II — OTHER INFORMATION

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

Date:  August 8, 2006

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly no additional signatures are available and none have been provided.