Form 10-Q
period 2006-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2006-11-08
CIK 895474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-11748

EASTERN AMERICAN NATURAL GAS TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-7034603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Trust Company, N.A., Trustee

Global Corporate Trust

221 West Sixth Street

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

Yes  ☐    No  ☒

As of November 3, 2006, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”).  Of the Outstanding Units, 19,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005

Royalty Income	$14,258,025	$12,221,141	$4,299,589	$4,659,185

Operating Expenses
Taxes on production and property	1,045,984	839,691	315,894	320,484
Operating cost charges	420,801	400,761	140,267	133,587

Total Operating Expenses	1,466,785	1,240,452	456,161	454,071

Net Proceeds to the Trust	12,791,240	10,980,689	3,843,428	4,205,114

General and Administrative Expenses	(1,313,457)	(1,017,252)	(530,147)	(405,340)

Interest Income	—	500	—	—

Distributable Income	11,477,783	9,963,937	3,313,281	3,799,774

Cash Reserve Refunded (Withheld)	500,000	(185,000)	500,000	—

Distribution Amount	$11,977,783	$9,778,937	$3,813,281	$3,799,774

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$1.9454	$1.6888	$0.5616	$0.6440

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$2.0301	$1.6574	$0.6463	$0.6440

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2006	December 31, 2005
	(Unaudited)

Assets:

Cash	$820,055	$43,478
Net Proceeds Receivable	3,843,428	5,408,091
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(67,929,640)	(65,658,915)

Total Assets	$29,896,023	$32,954,834

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$150,202	$318,120
Distributions Payable	3,813,281	3,933,449
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	25,932,540	28,703,265

Total Liabilities and Trust Corpus	$29,896,023	$32,954,834

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005

Trust Corpus, Beginning of Period	$28,703,265	$31,139,508
Distributable Income	11,477,783	9,963,937
Distributions Payable to Unitholders	(11,977,783)	(9,778,937)
Amortization of Net Profits Interests in Gas Properties	(2,270,725)	(2,524,092)

Trust Corpus, End of Period	$25,932,540	$28,800,416

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

The Eastern American Natural Gas Trust (the “Trust”) was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American Energy Corporation (“Eastern American”), as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”).  Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the then current Trustee and served as Trustee through December 31, 2004.   On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York, as trustee and depository of the Trust, and the appointment of JPMorgan Chase Bank, N.A., as successor trustee of the Trust, effective as of January 1, 2005.  See Note 5 for information regarding the current trustee, The Bank of New York Trust Company, N.A. (the “Trustee”).  Effective January 1, 2005, the transfer agent for the Trust became Bondholder Communications.

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

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of September 30, 2006, the Trust held Net Profits Interests in 671 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2005, based on the Independent Petroleum Engineer’s Report, 21,814 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 5. Subsequent Event

Effective October 2, 2006, The Bank of New York Trust Company, N. A. acquired the corporate trust business of JPMorgan Chase Bank, N.A.  Consequently, The Bank of New York Trust Company, N.A., currently serves as Trustee of the Trust.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended September 30, 2006, an additional volume of 3,813 Mcf was delivered to the Trust, as compared to 4,123 Mcf for the quarter ended September 30, 2005.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

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

As previously publicly announced, Ensource Energy Income Fund LP, a recently formed Delaware limited partnership not affiliated with the Trust (“Ensource”), has terminated its revised unsolicited offer to acquire control of the Trust.  The Trust incurred approximately $361,808 of expenses relating to the Ensource offer in the three month period ended September 30, 2006.

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

The Trust did not have any contractual obligations as of September 30, 2006.  At September 30, 2006, the Trust had general and administrative expenses payable of $150,202 and distributions payable of $3,813,281.

Comparison of Results of Operations for Three Months Ended September 30, 2006 and Three Months Ended September 30, 2005

The Trust’s distributable income was $3,313,281 for the three months ended September 30, 2006 as compared to $3,799,774 for the three months ended September 30, 2005.  This decrease was due to a decrease in Royalty Income for the three months ended September 30, 2006 to $4,299,589 as compared to the three months ended September 30, 2005 to $4,659,185.  The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($9.024 per Mcf for the three months ended September 30, 2006 as compared to $9.268 per Mcf for the three months ended September 30, 2005).  This decrease was also due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2006 (476 Mmcf) as compared to the three months ended September 30, 2005 (504 Mmcf).  The decline in production is primarily attributable to natural production declines.  Taxes on production and property were $315,894 for the three months ended September 30, 2006 as compared to $320,484 for the three months ended September 30, 2005. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.  Trust general and administrative expenses were $530,147 for the three months ended September 30, 2006 as compared to $405,340 for the three months ended September 30, 2005.  This increase in general and administrative expense was primarily related to professional service fees of $124,807, which were incurred mostly as a direct result of the Ensource offer.  During the three months ended September 30, 2006, the Trustee released $500,000 from the cash reserve as compared to no activity during the three months ended September 30, 2005.  The Trustee established this reserve amount to facilitate the payment of vendor invoices on a timely basis.  This release of the reserve is due to the expiration of the Ensource offer.

Amortization of Net Profits Interests in Gas Properties was $758,699 for the three months ended September 30, 2006 as compared to $854,760 for the three months ended September 30, 2005.  This decrease was due to the decrease in the amortization rate and production volumes.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $9.024 per Mcf for the three months ended September 30, 2006 and $9.268 per Mcf for the three months ended September 30, 2005.  The price per Mcf was lower for the three months ended September 30, 2006 than for the corresponding three month period ended September 30, 2005 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.904 per Dth for the three months ended September 30, 2006 as compared to $8.125 per Dth for the three months ended September 30, 2005).

Comparison of Results of Operations for Nine Months Ended September 30, 2006 and Nine Months Ended September 30, 2005

The Trust’s distributable income was $11,477,783 for the nine months ended September 30, 2006 as compared to $9,963,937 for the nine months ended September 30, 2005.   This increase was due to an increase in Royalty Income for the nine months ended September 30, 2006 to $14,258,025 as compared to $12,221,141 for the nine months ended September 30, 2005.  The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($10.019 per Mcf for the nine months ended September 30, 2006; $8.221 per Mcf for the nine months ended September 30, 2005).  This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2006 (1,425 Mmcf) as compared to the nine months ended September 30, 2005 (1,487 Mmcf).  The decline in production is primarily attributable to natural production declines.  Taxes on production and property were $1,045,984 for the nine months ended September 30, 2006 as compared to $839,691 for the nine months ended September 30, 2005.  The increase in taxes is due directly to the increase in Royalty Income as discussed above.  Trust general and administrative expenses were $1,313,457 for the nine months ended September 30, 2006 as compared to $1,017,252 for the nine months ended September 30, 2005.  This increase in general and administrative expense of $296,205 was primarily related to professional service fees, which were incurred mostly as a direct result of the Ensource offer.  During the nine months ended September 30, 2006, the Trustee released $500,000 from the cash reserve as compared to $185,000 added during the nine months ended September 30, 2005.  The Trustee established this reserve amount to facilitate the payment of vendor invoices on a timely basis.  This release of the reserve is due to the expiration of the Ensource offer.  Amortization of Net Profits Interests in Gas Properties was $2,270,725 for the nine months ended September 30, 2006 as compared to $2,524,092 for the nine months ended September 30, 2005.  This decrease was due to the decrease in the amortization rate and production volumes.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $10.019 per Mcf for the nine months ended September 30, 2006 and $8.221 per Mcf for the nine months ended September 30, 2005.  The price per Mcf was higher for the nine months ended September 30, 2006 than for the corresponding nine month period ended September 30, 2005 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.808 per Dth for the nine months ended September 30, 2006; $7.173 per Dth for the nine months ended September 30, 2005).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

For the calendar quarter ended September 30, 2006, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $744.01 and $703.32, respectively.  On September 30, 2006, the closing price of the Treasury Obligations, as quoted on such market, was $740.53.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of September 30, 2006, this option was exercised on 19,900 Trust Units.  (See the Trust’s 10-K, as amended, for the year ended December 31, 2005 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation (“Eastern American”), and the independent reserve engineer to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.  In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by Eastern American.

As of September 30, 2006, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include the following:

•       Eastern American and its consolidated subsidiaries manage information relating to the Trust, including (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves; and

•       The Trustee necessarily relies upon the independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

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

None.

ITEM 3.      Defaults Upon Senior Securities.

None.

ITEM 4.      Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.      Other Information.

None.

ITEM 6.      Exhibits.

Exhibit Number	Description

31.	Rule 13a-14(a)/15d-14(a) Certification
32.	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTERN AMERICAN NATURAL GAS TRUST

By: The Bank of New York Trust Company, N.A.,
Trustee

/s/ Mike Ulrich
Name: Mike Ulrich
Title:	Vice President
The Bank of New York Trust Company,
N.A. Trustee

Date:  November 8, 2006

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly, no additional signatures are available and none have been provided.