Form 10-K
period 2006-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2007-03-16
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-11748

Eastern American Natural Gas Trust

(Exact name of registrant as specified in its Charter)

Delaware	36-7034603
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Trust Company, Trustee
Global Corporate Trust
919 Congress Avenue Suite 500
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

As of June 30, 2006, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”). Of the Outstanding Units, 19,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2006 of $29.49 was approximately $173 million.

Documents Incorporated By Reference: None

PART I

Item 1.    Business

Cautionary Statement

The Trustee (as defined below), its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (other than statements of historical fact). In addition, this Report on Form 10-K may contain forward-looking statements. When used herein, the words “anticipates,” “expects,” “believes,” “intends” or “projects” and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust (as defined below). In addition, the Trust’s future results of operations and other forward-looking statements contained in this Item 1, Item 1A and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward-looking statements. Some of these factors are described below. The Trustee disclaims any obligations to update forward-looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

Definitions

As used herein, the following terms have the meanings indicated: “Mcf” means thousand cubic feet of gas, “MMcf” means million cubic feet of gas, “Bbl” means barrel (approximately 42 U.S. gallons), and “MBbl” means thousand barrels, “Btu” means British thermal units and “MMBtu” or “Dth” means million British thermal units.

The following descriptions of the Eastern American Natural Gas Trust (the “Trust”), the Depositary Units, the Net Profits Interests, the Underlying Properties and the calculation of amounts payable to the Trust, are subject to and qualified in their entirety by the more detailed provisions of the Trust Agreement, the Depositary Agreement, the Conveyances and the Gas Purchase Contract (each as defined below), all of which are incorporated by reference as exhibits to this Form 10-K and available upon request from the Trustee (as defined below) at the address set forth herein. The information contained herein relating to the operations of the Underlying Properties, as well as information upon which the reserve figures and financial information contained herein were derived, was furnished to the Trustee by Eastern American Energy Corporation (“Eastern American”).

DESCRIPTION OF THE TRUST

The Trust was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American, as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005.  Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York.  Consequently, references herein to the “Trustee” mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor trustee, from January 1, 2005 through October 2, 2006; and The Bank of New York, N.A. as successor trustee, effective as of October 2, 2006.  The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Trust Company, N.A.

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

The Trust is responsible for paying the Trustee’s fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2006 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2006 was $1,317,881. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2006, the Trust paid Eastern American an overhead reimbursement of $328,432. The overhead reimbursement was established at the inception of the Trust, increases by 3.5% per year, and is payable quarterly.

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

The Underlying Properties are subject to and burdened by the Net Profits Interests. The interests of Eastern American comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. The Conveyances provide that the Trust is only entitled to gas produced from the specific wells identified in the Conveyances and is not entitled to any gas produced from adjacent wells (including adjacent wells subject to the same lease or farmout agreement as the wells subject to the Net Profits Interests). Gas produced from the Underlying Properties which is attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing Corporation (“Eastern Marketing”), a wholly-owned subsidiary of Eastern American, pursuant to a gas purchase contract (the “Gas Purchase Contract”). The volumes attributable to the Net Profits Interests and the purchase price for such gas is calculated for each calendar quarter, and payment for such gas is made to the Trust not later than the tenth day of the third calendar month following the end of each calendar quarter.

The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. As of December 31, 2006, 23,661 MMcf of such gas had been produced. The Trust is expected to terminate in 2013. See “Description of Trust Units and Depository Units – Liquidation of the Trust”.

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

“Chargeable Costs” is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the “Operating Cost Charge”, “Capital Costs” and “Taxes” (as defined in the Conveyances). The Operating Cost Charge for 2006 was $561,068, for 2005 was $534,348 and for 2004 was $519,228. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Performance Support for Gas Purchase Contract

Gas production attributable to the Net Profits Interests will be purchased by Eastern Marketing pursuant to the Gas Purchase Contract, which expires upon the Liquidation Date of the Trust. Eastern American has agreed to make payments under a standby performance agreement to the extent such payments are not made by Eastern Marketing under the Gas Purchase Contract.

Distributions and Income Computations

The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 2006 were $0.74, $0.64, $0.65, and $0.45 respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements (“Quarterly Record Date”). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

THE UNDERLYING PROPERTIES

General

The Underlying Properties are comprised of Eastern American’s working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2006, such properties consisted of 670 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner’s royalties (typically 12-1/2%)

and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American’s interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2006, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 14,699 MMcf. (See “Reserves”).

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

Reserves

Proved Reserves of Underlying Properties and Net Profits Interests. The following table sets forth, as of December 31, 2006, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2006 prepared by Ryder Scott Company (the “Reserve Report”). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Exhibit A hereto.

	Proved Gas Reserves			Estimated	Discounted Estimated
	Developed	(MMcf) Undeveloped	Total	Future Net Revenues(2)	Future Net Revenues(2)
				(Dollars in thousands)

Underlying Properties(1)	31,802	0	31,802	$215,728	$88,414

Net Profits Interests:
Royalty NPI	9,885	0	9,885	$80,027	$33,779
Term NPI	4,814	0	4,814	38,977	29,481

Total	14,699	0	14,699	$119,004	$63,260

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

Distributions and Income Computations

The Trustee determines for each quarter the Quarterly Distribution Amount available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. The Quarterly Distribution Amount is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities for the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the Quarterly Record Date, which is the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. The Trustee generally is able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

At the time of the issuance of the Depositary Units, Eastern American obtained an opinion of counsel for the benefit of the Trust, based on certain representations and subject to certain qualifications, that, for Federal income tax purposes, (a) the Trust will be taxed as a grantor trust and not as an association taxable as a corporation, (b) the Term NPI will be taxed as a production payment, (c) the income from the Royalty NPI will be royalty income subject to the allowance for depletion, and (d) a Unitholder will be eligible to claim Section 29 Credits with respect to certain sales of gas production attributable to the Royalty NPI. The Trustee has reported the operations of the Trust consistent with these opinions.

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

Based upon future market conditions, forecasted taxable income may exceed forecasted distributable cash, and the amount of such excess could be significant. Such estimates are based on numerous assumptions as to the allocation of a Unitholder’s purchase price and the amount and treatment of operating costs, development costs, Trust administrative expenses, production estimates and depletion. No assurance can be given that the estimates will prove to be correct, and the actual relationship between distributable cash and taxable income could be materially different.

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

Other Income and Expenses

From time to time, the Trust may generate interest income on funds held as a reserve or held until the next distribution date. Expenses of the Trust include administrative expenses of the Trustee. Under the Code, certain miscellaneous itemized deductions of an individual taxpayer are deductible only to the extent that in the aggregate they exceed 2% of the taxpayer’s adjusted gross income. Certain administrative expenses attributable to the Trust Units may have to be aggregated with an individual Unitholder’s other miscellaneous itemized deductions to determine the excess over 2% of adjusted gross income. To date, the amount of such expenses has not been significant in relation to the Trust’s income.

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

Item 1A. Risk Factors.

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

External events may result in additional increased administrative costs.

As described elsewhere in this Annual Report on Form 10-K, in November 2005 Ensource Energy Income Fund LP commenced an unsolicited exchange offer in an effort to acquire control of the Trust. The Trust incurred substantially increased administrative costs as a result of the Ensource exchange offer. The costs incurred by the Trust in connection with the Ensource offer decreased distributions to Unitholders.  Ensource terminated its unsolicited offer to acquire control of the Trust as of September 15, 2006; however, other similar offers or other types of external events could result in additional increased costs.

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

There are risks associated with the financial position of Eastern American.

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

Item 3.    Legal Proceedings.

None.

Item 4.   Submission of Matters to a Vote of Unitholders.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

The Depositary Units are traded on the New York Stock Exchange under the ticker symbol “NGT.” The high and low prices and distributions paid during the quarters in the two-year period ended December 31, 2006 were as follows:

Quarter	High	Low	Distributions Paid
2005:
First (to March 31, 2005)	$28.90	$24.40	$0.50
Second (to June 30, 2005)	$28.11	$25.45	$0.51
Third (to September 30, 2005)	$31.58	$27.62	$0.64
Fourth (to December 31, 2005)	$31.20	$26.75	$0.67

2006:
First (to March 31, 2006)	$28.65	$26.71	$0.74
Second (to June 30, 2006)	$29.64	$27.00	$0.64
Third (to September 30, 2006)	$30.75	$25.20	$0.65
Fourth (to December 31, 2006)	$28.80	$25.22	$0.45

At March 13, 2007, the 5,900,000 Depositary Units outstanding were held by approximately 221 Unitholders of record.

With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2006 to December 31, 2006 were $755.85 and $698.78, respectively. The closing price on December 31, 2006 was $745.06 per $1,000 face amount.

During the fourth quarter of 2006, there were no purchases of Units made by or on behalf of the Trust or any “affiliated purchaser” as defined in Rule 10b-18 (a) (3) under the Exchange Act.

The following graph shows a comparison of cumulative total unitholder return, calculated on a distributions reinvested basis, from December 31, 2001 through December 29, 2006 for the Trust, a peer group index consisting of Hugoton Royalty Trust, LL&E Royalty Trust and Torch Energy Royalty Trust, and a broad New York Stock Exchange market index.  The graph assumes that $100 was invested in the Trust's units and the above indices on December 31, 2001. Historic price performance is not necessarily indicative of future price performance.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG EASTERN AMERICAN NATURAL GAS TRUST
NYSE MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON  DEC. 31, 2001
ASSUMES  DIVIDEND REINVESTED
FISCAL YEAR ENDING  DEC. 31, 2006

Item 6.    Selected Financial Data.

	Year Ended
	December	December	December	December	December
	31, 2006	31, 2005	31, 2004	31, 2003	31, 2002
Royalty Income	$17,663,792	$18,179,459	$14,449,208	$13,177,510	$9,024,646
Distributable Income	$14,158,872	$14,597,387	$12,019,847	$10,947,816	$7,808,725
Distribution Amount	$14,658,872	$13,712,387	$11,919,847	$10,732,816	$7,808,725

Distributable Income per unit	$2.40	$2.47	$2.04	$1.86	$1.32
Distribution Amount per unit	$2.48	$2.32	$2.02	$1.82	$1.32

Total assets at year end	$28,165,747	$32,954,834	$35,000,087	$37,436,640	$41,006,654

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Also, during 2004, a landowner contacted Eastern American to inquire about the sale of certain wells located on the landowner’s property, including the Wurst #2 well, which is a well in which the Trust owns a Net Profits Interest. Eastern certified to the Trust that (i) the Assignee of the Wurst #2 was not an Affiliate of Eastern, and (ii) the aggregate sale proceeds to be received from all other sales of wells in which the Trust owned a Net Profits Interest and previously released by the Trust during the preceeding twelve (12) calendar months did not exceed $500,000. The Wurst #2 well was found to be uneconomic to operate and was subject to plugging and abandonment by Eastern American if not assigned to the landowner. Eastern American advised the landowner that it could assign this well. The Wurst #2 well had no value and no cash distribution was made to the Trust.

Over the remaining life of the Trust, additional wells may need to be disposed of for similar or other reasons.

The Trust is responsible for paying the Trustee’s fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2006 was $1,317,881 including the Trustee’s fee of $108,000. In addition to such expenses, in 2006, the Trust paid Eastern American an overhead reimbursement of $328,432. The overhead reimbursement increases by 3.5% per year and is payable quarterly.

On December 8, 2004, the Trust announced approval by the Trust Unitholders of a proposal to elect JPMorgan Chase to serve as successor trustee of the Trust upon the effective date of the resignation of The Bank of New York as trustee of and depositary for the Trust and to amend the Trust Agreement to change the compensation of the Trustee. The resignation of The Bank of New York took effect on January 1, 2005. As successor trustee, JPMorgan Chase received annual compensation of $108,000 plus fees and expenses.  Effective October 2, 2006, The Bank of New York Trust Company, N.A. acquired the corporate trust business of JPMorgan Chase Bank, N.A.  Consequently, The Bank of New York Trust Company, N.A., currently serves as Trustee of the Trust.  The Trustee’s annual compensation did not change as a result of the October 2, 2006 acquisition by The Bank of New York Trust Company, N.A. of the corporate trust business of JPMorgan Chase.

During the last two quarters of 2005 and during 2006, the Trust incurred substantially increased fees for professional services relating to the exchange offers made by Ensource Energy Income Fund LP during 2005 and 2006. Expenses relating to the Ensource exchange offers incurred by the Trust during 2005 totaled approximately $725,798, including $418,639 for fees and expenses the Trust paid to a financial advisory firm in connection with its analysis of the Ensource exchange offers.  Expenses relating to the Ensource exchange offers incurred by the Trust during 2006 totaled approximately $701,606, including $387,923 for fees and expenses the Trust paid to a financial advisory firm in connection with its analysis of the Ensource exchange offers.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures.  This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006.  The Trust does not have Defined Benefit Pension or Other Postretirement Plans.  Therefore, SFAS 158 does not apply to the Trust and had no impact on the financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”).  FIN 48 prescribes a model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tab positions that it has taken or expects to take on a tax return.  For deferral income tax purposes, the Trust has been treated and expects to continue to be treated not as an association taxable as a corporation, but as a grantor trust that is not subject to Federal income tax as an entity separate from its beneficial owners.  Therefore, FIN 48 does not apply to the Trust and would have no impact on the financial statements.

Liquidity and Capital Resources

The Trust has no source of liquidity or capital resources other than the distributions received from the Net Profits Interests.

In accordance with the provisions of the Conveyances, generally all revenues received by the Trust, net of Trust administrative expenses and the amount of established reserves, are distributed currently to the Unitholders.

The Trust did not have any contractual obligations as of December 31, 2006. At December 31, 2006, the Trust had General and Administrative Expenses Payable of $223,442 and Distributions Payable of $2,681,087.

Results of Operations

2006 Compared with 2005

The Trust’s Distributable Income was $14,158,872 for the year ended December 31, 2006 as compared to $14,597,387 for the year ended December 31, 2005. This decrease was due to a decrease in Royalty Income for the year ended December 31, 2006 ($17,663,792) as compared to the year ended December 31, 2005 ($18,179,459). The decrease in Royalty Income was due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2006 (1,847 Mmcf) as compared to the year ended December 31, 2005 (1,956 Mmcf).  This decrease was offset by an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($9.538 per Mcf for the year ended December 31, 2006; $9.315 per Mcf for the year ended December 31, 2005). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $1,297,539 for the year ended December 31, 2006 as compared to $1,256,330 for the year ended December 31, 2005. The increase in taxes is due to a new West Virginia tax on the Severance of Natural Resources that is effective for gas produced after November 30, 2005.  The additional Severance Tax rate is four and seven-tenths cents per MCF.  Trust General and Administrative Expenses were $1,646,313 for the year ended December 31, 2006 as compared to $1,791,894 for the year ended December 31, 2005. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

During the year ended December 31, 2006, the Trustee released $500,000 from the Cash Reserve balance compared to the addition of  $885,000 to the cash reserve for the year ended December 31, 2005.  This Reserve was established to facilitate the payment of vendor invoices on a timely basis.  The change of this Reserve increased the Distribution Amount by $500,000 or $0.085 per unit for the year ended December 31, 2006 and decreased the Distribution Amount by $885,000 or $0.15 per unit for the year ended December 31, 2005.  Amortization of Net Profits Interests in Gas Properties was $2,942,047 for the year ended December 31, 2006 as compared to $3,321,243 for the year ended December 31, 2005. This decrease was due to the decrease in production volumes and a decrease in the depletion rate to $1.5932 for the year ended December 31, 2006 from $1.6976 for the year ended December 31, 2005, due to higher reserves.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $9.538 per Mcf for the year ended December 31, 2006 and $9.315 per Mcf for the year ended December 31, 2005. The price per Mcf was higher for the year ended December 31, 2006 than for the corresponding year ended December 31, 2005 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.371 per Dth for the year ended December 31, 2006; $8.168 per Dth for the year ended December 31, 2005).

2005 Compared with 2004

The Trust’s Distributable Income was $14,597,387 for the year ended December 31, 2005 as compared to $12,019,847 for the year ended December 31, 2004. This increase was due to an increase in Royalty Income for the year ended December 31, 2005 ($18,179,459) as compared to the year ended December 31, 2004 ($14,449,208). The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($9.315 per Mcf for the year ended December 31, 2005; $6.989 per Mcf for the year ended December 31, 2004). This increase was offset by a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2005 (1,956 Mmcf) as compared to the year ended December 31, 2004 (2,068 Mmcf). The decline in production is primarily attributable to natural production declines and the sale of wells. Taxes on Production and Property were $1,256,330 for the year ended December 31, 2005 as compared to $989,430 for the year ended December 31, 2004. The increase in taxes is due directly to the increase in Royalty Income as discussed above. The production tax for the quarter also includes one month of charges related to a new West Virginia tax on the Severance of Natural Resources that is effective for gas produced after November 30, 2005. The additional Severance Tax rate is four and seven-tenths cents per MCF. Trust General and Administrative Expenses were $1,791,894 for the year ended December 31, 2005 as compared to $1,002,397 for the year ended December 31, 2004. The increase of $789,497 in General and Administrative Expenses was due primarily to professional fees of approximately $725,798 incurred as a direct result of the Ensource exchange offer described above. The Distributable Income includes no Cash Proceeds on Sale of Net Profits Interests for the year ended December 31, 2005, while $80,205 was recognized in the corresponding prior year.

During the year ended December 31, 2005, the Trustee added an additional $885,000 to the Cash Reserve balance compared to the year ended December 31, 2004 in the amount of $100,000. This Reserve was established to facilitate the payment of vendor invoices on a timely basis. The increase of this Reserve reduced the Distribution Amount by $885,000 or $0.15 per unit for the year ended December 31, 2005 and by $100,000 or $0.0169 per unit for the year ended December 31, 2004. Amortization of Net Profits Interests in Gas Properties was $3,321,243 for the year ended December 31, 2005 as compared to $3,818,158 for the year ended December 31, 2004. This decrease was due to the decrease in production volumes and a decrease in the depletion rate to $1.6976 for the year ended December 31, 2005 from $1.8465 for the year ended December 31, 2004, due to higher reserves.

The average price payable to the Trust for gas production attributable to the Net Profits Interests was $9.315 per Mcf for the year ended December 31, 2005 and $6.989 per Mcf for the year ended December 31, 2004. The price per Mcf was higher for the year ended December 31, 2005 than for the corresponding year ended December 31, 2004 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.168 per Dth for the year ended December 31, 2005; $6.054 per Dth for the year ended December 31, 2004).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation (“Eastern American”), and the independent reserve engineer to The Bank of New York Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.  In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by Eastern American.

As of December 31, 2006, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

Due to the contractual arrangements of (i) the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

•Eastern American and its consolidated subsidiaries manage information relating to the Trust, including (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves; and

•The Trustee necessarily relies upon the independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

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

Trustee’s Report on Internal Control over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2006. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Trust has no directors or executive officers. The Trustee is a corporate trustee which may be removed by the affirmative vote of holders of a majority of the Trust Units then outstanding at a meeting of the Unitholders of the Trust at which a quorum is present. The Trust is not required to and does not hold annual meetings of the Unitholders.

The Trust also does not have an audit committee or body serving a similar function. The Trust has not adopted a code of ethics, as the Trust has no directors, officers, or employees. The Trust has not adopted a process by which Unitholders may communicate with board members, as the Trust has no board members or persons fulfilling a similar function. Unitholders may contact the Trustee at the following address:  The Bank of New York Trust Company, N.A., Trustee of Eastern American Natural Gas Trust,  Global Corporate Trust, 919 Congress Avenue Suite 500, Austin, Texas 78701.

Item 11.   Executive Compensation.

The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2006, The Bank of New York Trust Company, N.A., as Trustee, received $108,000, for the year ended December 31, 2005, JPMorgan Chase Bank, N.A. received $108,000 and for the year ended December 2004, The Bank of New York, as Trustee, received $45,000 annually, as Trustee fees and $1,209,881, $1,366,570 and $650,805, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           Security Ownership of Certain Beneficial Owners.

Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than 5% of the Units as of March 1, 2007.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Trust has no directors.

Item 14.   Principal Accounting Fees and Services.

Audit Fees

The fees PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust’s annual financial statements and review of the Trust quarterly interim financial statements were $193,516 in 2006 and $185,250 in 2005.

Audit-Related Fees

PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Tax Fees

The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice, or planning were $128,000 in 2006 and $123,715 in 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 2007.

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

[Ryder Scott Company, Independent Petroleum Engineers Letterhead]

January 29, 2007

Eastern American Natural Gas Trust

The Bank of New York Trust Company, N.A.

919 Congress Avenue

Suite 500

Austin, Texas 78701

Gentlemen:

Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2006.  The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA).  The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties.  The Net Profits Interest consists of (1) a life-of-properties interest (“Royalty NPI”) and (2) a term interest (“Term NPI”).  The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices.  Hydrocarbon prices in effect at December 31, 2006 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2006 prices for reasons discussed in more detail in other sections of this report.  Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

	As of December 31, 2006
	Gas	Estimated Future Net Cash Inflows	Present Value At 10%
	(MMCF)	(M$)	(M$)
Proved Net Developed

Royalty NPI	9,885	80,027	33,779
Term NPI	4,814	38,977	29,481
Total	14,699	119,004	63,260

Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2007 for natural gas.  Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by EAEC.  For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests.  Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report.  The allocation of proved reserves of the Net Profits Interest between the Trust and EAEC will vary in the future as relative estimates of future gross revenues and future net incomes vary.  Furthermore, EAEC requested that for purposes of our report the “Royalty NPI” be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units.  The Trust Agreement provides that the “Term NPI” entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the “Term NPI” until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced.  For purposes of this report, the “Term NPI” was limited to May 15, 2013.

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

In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2006 from this report are presented in the following table:

	As of December 31, 2006
	Royalty NPI	Term NPI	Totals
Total Proved
Future Cash Inflows (M$)	80,027	38,977	119,004
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0
Total Costs (M$)	0	0	0

Future Net Cash Inflows Before Income Tax (M$)	80,027	38,977	119,004

Present Value at 10% Before Income Tax (M$)	33,779	29,481	63,260

	As of December 31, 2006
	Royalty NPI	Term NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	9,885	4,814	14,699

Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0

Total Proved Net Reserves
Gas (MMCF)	9,885	4,814	14,699

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

EAEC furnished us gas prices in effect at December 31, 2006 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable.  In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases or decreases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices.  In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves.  In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

Since the primary term is complete, the purchase price under the gas contract will be equal to the “Variable” price.  EAEC computed the “Variable” price under the gas contract as of December 31, 2006 as $8.096 per Mcf, utilizing $7.060 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties.  No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices.  EAEC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented.  The estimates presented in this report are based on data available through September, 2006.

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

At the request of EAEC, we have included the following table which summarizes the total net reserves estimates from combined interest of EAEC and the Trust in the Underlying Properties:

Estimated Net Reserve Data

Certain Combined Leasehold Interests of

Eastern America Energy Corporation

And The Trust

As of December 31, 2006

SEC Parameters

	Proved		Total
	Developed	Undeveloped	Proved
Net Remaining Reserves

Gas-MMCF	31,802	0	31,802

The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $215,728,419 and $88,414,492, respectively.  This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter.  The properties which are included in the “Term NPI” were allowed to run for their full economic life in this evaluation.

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

as of December 31, 2006 and 2005

and for the years ended

December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Eastern American Natural Gas Trust and The Bank of New York Trust Company, N.A., Trustee:

We have completed integrated audits of Eastern American Natural Gas Trust’s financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Financial statements

We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the “Trust”) as of December 31, 2006 and 2005, and the related statements of distributable income, and statements of changes in trust corpus for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Trustee.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2006 and 2005, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006, on the basis of accounting described in Note 2.

Internal control over financial reporting

Also, in our opinion, the Trustee’s assessment, included in the Trustee’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Trust maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on the Trustee’s assessment and on the effectiveness of the Trust’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating the Trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

March 16, 2007

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2006 and 2005

	2006	2005

Assets:

Cash	$590,585	$43,478
Net Proceeds Receivable	3,013,944	5,408,091
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(68,600,962)	(65,658,915)

Total Assets	$28,165,747	$32,954,834

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$223,442	$318,120
Distributions Payable	2,681,087	3,933,449
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	25,261,218	28,703,265

Total Liabilities and Trust Corpus	$28,165,747	$32,954,834

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended

December 31, 2006, 2005 and 2004

	2006	2005	2004

Royalty Income	$17,663,792	$18,179,459	$14,449,208

Operating Expenses:
Taxes on Production and Property	1,297,539	1,256,330	989,430
Operating Cost Charges	561,068	534,348	519,228

Total Operating Expenses	1,858,607	1,790,678	1,508,658

Net Proceeds to the Trust	15,805,185	16,388,781	12,940,550

General and Administrative Expenses	(1,646,313)	(1,791,894)	(1,002,397)

Interest Income	—	500	1,489

Cash Proceeds on Sale of Net Profits Interests	—	—	80,205

Distributable Income	14,158,872	14,597,387	12,019,847

Cash Reserve Refunded (Withheld)	500,000	(885,000)	(100,000)

Distribution Amount	$14,658,872	$13,712,387	$11,919,847

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$2.3998	$2.4741	$2.0373

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$2.4846	$2.3241	$2.0203

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended

December 31, 2006, 2005 and 2004

	2006	2005	2004

Trust Corpus, Beginning of Period	$28,703,265	$31,139,508	$34,857,666
Distributable Income	14,158,872	14,597,387	12,019,847
Distributions Paid or Payable to Unitholders	(14,658,872)	(13,712,387)	(11,919,847)
Amortization of Net Profits Interests in Gas Properties	(2,942,047)	(3,321,243)	(3,818,158)

Trust Corpus, End of Period	$25,261,218	$28,703,265	$31,139,508

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

1.             Organization of the Trust:

The Eastern American Natural Gas Trust (the “Trust”) was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American Energy Corporation (“Eastern American”), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005.  Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York.  Consequently, references herein to the “Trustee” mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor trustee, from January 1, 2005 through October 2, 2006; and The Bank of New York, N.A. as successor trustee, effective as of October 2, 2006.  The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Trust Company, N.A.

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

The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American’s net revenue interests in the properties burdened by the Term NPI. As of December 31, 2006, 23,661 MMcf of such gas had been produced.

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

Four (4) of the remaining six (6) development wells were closely offset by third parties. Since the wells drilled by the third parties were within 1,000 feet of these development wells, Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill these closely offset development wells. The Trust agreed that, in lieu of drilling these closely offset development wells Eastern American can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by the Ryder Scott Company.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

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

The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses which include Taxes on Property and Production and Operating Cost Charges are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation (“Eastern Marketing”), a wholly owned subsidiary of Eastern American, require payment with respect to gas production for a calendar

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2006 are expected to be received by the Trust and distributed to the Unitholders on March 15, 2007. The December 31, 2005 Net Proceeds Receivable were received and distributed by the Trust on March 15, 2006.

5.             Related Party Transactions:

The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $1,317,881 for the year ended December 31, 2006, $1,474,570 for the year ended December 31, 2005, and $695,805 for the year ended December 31, 2004. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid Eastern American $328,432, $317,324 and $306,592 for overhead expenses for 2006, 2005 and 2004 respectively. Operating Cost Charges included in the Statements of Distributable Income are paid to Eastern American.

Gas production attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing pursuant to a Gas Purchase Contract, which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

Pursuant to the Gas Purchase Contract, Eastern Marketing is obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, or a Floor Price, for gas produced in any quarter during the

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

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

The reserves and revenue values for the Underlying Properties transferred to the Trust were estimated from projections of reserves and revenue values attributable to the combined Eastern American and Trust interests in these properties. Reserve quantities are calculated differently for the Net Profits Interests because such interests do not entitle the Trust to a specific quantity of gas but to 90 % of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves between those held by the Trust and the interests to be retained by Eastern American. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. The reserves presented for the Net Profits Interests reflect quantities of gas that are free of future costs or expenses. The allocation of proved reserves between the Trust and Eastern American will vary in the future as relative estimates of future gross revenues and future costs and expenses vary.

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

The following table reconciles the change in proved reserves attributable to the Trust’s share of the Net Profits Interests (“NPI”) from January 1, 2004 to December 31, 2006:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)

Balance, January 1, 2004	11,294	7,467	18,761

Production	(910)	(1,158)	(2,068)
Revisions of previous estimates	1,072	393	1,464

Balance, December 31, 2004	11,456	6,702	18,158

Production	(849)	(1,107)	(1,956)
Revisions of previous estimates	659	402	1,061

Balance, December 31, 2005	11,266	5,997	17,263

Production	(788)	(1,059)	(1,847)
Revisions of previous estimates	(593)	(124)	(717)

Balance, December 31, 2006	9,885	4,814	14,699

The Trust’s share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)

December 31, 2004	11,456	6,702	18,158

December 31, 2005	11,266	5,997	17,263

December 31, 2006	9,885	4,814	14,699

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

The following is the standardized measure of discounted future net cash flows as of December 31, 2006 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$96,482	$43,880	$140,362
Future production taxes	(4,395)	(1,762)	(6,157)
Future production costs	(12,060)	(3,411)	(15,201)

Future net cash inflows	80,027	38,977	119,004
10% discount factor	(46,248)	(9,496)	(55,744)

Standardized measure of discounted future net cash flows	$33,779	$29,481	$63,260

The following is the standardized measure of discounted future net cash flows as of December 31, 2005 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$163,809	$83,267	$247,076
Future production taxes	(7,104)	(3,146)	(10,250)
Future production costs	(14,781)	(4,581)	(19,362)

Future net cash inflows	141,924	75,540	217,464
10% discount factor	(82,646)	(20,548)	(101,194)

Standardized measure of discounted future net cash flows	$59,278	$54,992	$114,270

The following is the standardized measure of discounted future net cash flows as of December 31, 2004 (in thousands):

	Royalty NPI	Term NPI	Total NPI

Future cash inflows	$110,781	$60,830	$171,612
Future production taxes	(6,130)	(2,942)	(9,073)
Future production costs	(12,765)	(4,130)	(16,895)

Future net cash inflows	91,886	53,758	145,644
10% discount factor	(53,480)	(15,968)	(69,448)

Standardized measure of discounted future net cash flows	$38,406	$37,790	$76,196

Changes in Standardized Measure of Discounted Future Net Cash Flows:

The following schedule reconciles the changes during 2004, 2005 and 2006 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI

Standardized measure, January 1, 2004	$27,357	$29,092	$56,449
Net proceeds to the Trust	(8,164)	(4,776)	(12,941)
Revisions of previous estimates	4,498	1,649	6,148
Accretion of discount	2,736	2,909	5,645
Net change in price and production costs	12,331	7,491	19,822
Other	(352)	1,425	1,073

Standardized measure, December 31, 2004	$38,406	$37,790	$76,196
Net proceeds to the Trust	(10,696)	(5,693)	(16,389)
Revisions of previous estimates	4,362	2,661	7,023
Accretion of discount	3,841	3,779	7,620
Net change in price and production costs	25,240	11,848	37,088
Other	(1,875)	4,607	2,731

Standardized measure, December 31, 2005	$59,278	$54,992	$114,270
Net proceeds to the Trust	(10,629)	(5,176)	(15,805)
Revisions of previous estimates	(2,553)	(534)	(3,087)
Accretion of discount	5,928	5,499	11,427
Net change in price and production costs	(24,264)	(11,435)	(35,699)
Other	6,019	(13,865)	(7,846)

Standardized measure, December 31, 2006	$33,779	$29,481	$63,260

Quarterly Financial Data (Unaudited):

The following is a summary of royalty income and distributable income per unit by quarter in 2006, 2005 and 2004 (all amounts in thousands except Distributable income per unit):

2006	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$5,363	$4,595	$4,300	$3,406	$17,664

Distributable income	$4,385	$3,780	$3,313	$2,681	$14,159

Distributable income per unit	$0.7432	$0.6407	$0.5616	$0.4544	$2.3998

2005	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$3,648	$3,914	$4,659	$5,958	$18,179

Distributable income	$2,958	$3,206	$3,800	$4,633	$14,597

Distributable income per unit	$0.5014	$0.5434	$0.6440	$0.7853	$2.4741

2004	Mar 31	June 30	Sept 30	Dec 31	Total

Royalty income	$3,080	$3,492	$3,452	$4,425	$14,449

Distributable income	$2,512	$3,019	$2,849	$3,640	$12,020

Distributable income per unit	$0.4257	$0.5117	$0.4829	$0.6169	$2.0373