Form 10-Q
period 2007-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2007-05-09
CIK 895474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                 .

Commission File Number  1-11748

EASTERN AMERICAN NATURAL GAS TRUST

(Exact name of registrant as specified in its charter)

Delaware	36-7034603
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

The Bank of New York Trust Company, N.A, Trustee
Global Corporate Trust
919 Congress Avenue Suite 500
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

As of May 1, 2007, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”).  Of the Outstanding Units, 19,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I — FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2007	2006

Royalty Income	$3,564,851	$5,363,086

Operating Expenses
Taxes on Production and Property	269,073	390,983
Operating Cost Charges	147,040	140,267

Total Operating Expenses	416,113	531,250

Net Proceeds to the Trust	3,148,738	4,831,836

General and Administrative Expenses	316,763	447,220

Distributable Income	2,831,975	4,384,616

Cash Reserve Refunded	300,000	-

Distribution Amount	$3,131,975	$4,384,616

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.4800	$0.7432

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.5308	$0.7432

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2007	December 31, 2006
	(Unaudited)

Assets:

Cash	$636,120	$590,585
Net Proceeds Receivable	3,148,738	3,013,944
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(69,353,449)	(68,600,962)

Total Assets	$27,593,589	$28,165,747

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$252,883	$223,442
Distributions Payable	3,131,975	2,681,087
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	24,208,731	25,261,218

Total Liabilities and Trust Corpus	$27,593,589	$28,165,747

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Trust Corpus, Beginning of Period	$25,261,218	$28,703,265
Distributable Income	2,831,975	4,384,616
Distributions Payable to Unitholders	(3,131,975)	(4,384,616)
Amortization of Net Profits Interests in
Gas Properties	(752,487)	(743,317)

Trust Corpus, End of Period	$24,208,731	$27,959,948

The accompanying notes are an integral part of these condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

The Eastern American Natural Gas Trust (the “Trust”) was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American Energy Corporation (“Eastern American”), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005.  Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York.  Consequently, references herein to the “Trustee” mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor trustee, from January 1, 2005 through October 2, 2006; and The Bank of New York Trust Company, N.A. as successor trustee, effective as of October 2, 2006.  The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Trust Company, N.A.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to Unitholders; and the Trustee will make quarterly cash distributions to Unitholders from funds of the Trust.

After the Trust was formed, 59 of the 65 Development Wells were drilled and completed.  The remaining six Development Wells were not drilled. Clear title to two of the Development Wells could not be established, and they were excluded from the Trust in accordance with the conveyance transferring them to the Trust. Eastern American asserted the remaining four undrilled Development Wells, if drilled, would be too close to then existing wells on adjoining property, and thereafter settled its dispute with the Trust about drilling those four Development Wells by agreeing instead to pay the Trust annually for the annual volume of gas projected to be produced from those Development Wells as if they had been drilled.

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of March 31, 2007, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2006, based on the Independent Petroleum Engineer’s Report, 23,661 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 2. Basis of Presentation

The preparation of financial statements requires estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Without limiting the foregoing statement, the information furnished is based upon certain estimates of production for the periods presented and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.  The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

for the interim periods presented.  The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

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

The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses which include Taxes on Property and Production and Operating Cost Charges are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation (“Eastern Marketing”), a wholly owned subsidiary of Eastern American, require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America due to the following: (i) certain cash reserves may be established for contingencies which were not accrued in the financial

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS - (Continued)

statements; (ii) amortization of the Net Profits Interests in Gas Properties is charged directly to Trust Corpus; and (iii) the sale of the Net Profits Interests, if any, is reflected in the Statements of Distributable Income as Cash Proceeds on Sale of Net Profit Interests to the Trust.

NOTE 4. Income Taxes

The Trust is a grantor trust and is not required to pay federal or state income taxes.  Accordingly, no provision for federal or state income taxes has been made.  All income is taxed to the Unitholders of the Trust.

ITEM 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Although Eastern American has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 and include the fact that none of the Trust, the Trustee or Eastern American is able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.  The Trust, the Trustee and Eastern American disclaim any obligation to update any forward-looking statements.

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

The “Operating Cost Charge” for 2007 is based on an annual rate of $588,160, and 2006 was based on an annual rate of $561,068.  As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended March 31, 2007, an additional volume of 3,813 Mcf was delivered to the Trust, as compared to 4,122 Mcf for the quarter ended March 31, 2006.  These additional volumes fulfill Eastern American’s obligation to provide volumes for Development Wells that had been closely offset by third parties.

Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing.  (See the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for a more complete description of the Development Wells.)

Over the remaining life of the Trust, wells may be disposed of from time to time in accordance with the documents governing the Trust.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  The Trust does not have financial instruments.  Therefore, SFAS 159 does not apply to the Trust and would have no impact on the financial statements.

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

The Trust did not have any contractual obligations as of March 31, 2007.  At March 31, 2007, the Trust had Trust General and Administrative Expenses Payable of $252,883 and Distributions Payable of $3,131,975.

Comparison of Results of Operations for Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

The Trust’s Distributable Income was $2,831,975 for the three months ended March 31, 2007 as compared to $4,384,616 for the three months ended March 31, 2006.  This decrease was due to a decrease in Royalty Income for the three months ended March 31, 2007 to $3,564,851 as compared to the three months ended March 31, 2006 of $5,363,086.  The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($7.930 per Mcf for the three months ended March 31, 2007 as compared to $11.565 per Mcf for the three months ended March 31, 2006).  This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2007 (450 Mmcf) as compared to the three months ended March 31, 2006 (467 Mmcf).  The decline in production is primarily attributable to natural production declines.  Taxes on Production and Property were $269,073 for the three months ended March 31, 2007 as compared to $390,983 for the three months ended March 31, 2006. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.  General and Administrative Expenses were $316,763 for the three months ended March 31, 2007 as compared to $447,220 for the three months ended March 31, 2006.  The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $7.930 per Mcf for the three months ended March 31, 2007 and $11.565 per Mcf for the three months ended March 31, 2006.  The price per Mcf was lower for the three months ended March 31, 2007 than for the corresponding three month period ended March 31, 2006 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($6.909 per Dth for the three months ended March 31, 2007 as compared to $10.213 per Dth for the three months ended March 31, 2006).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

For the calendar quarter ended March 31, 2007, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $762.40 and $738.92 respectively.  On March 31, 2007, the closing price of the Treasury Obligations, as quoted on such market, was $758.46.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of March 31, 2007, this option was exercised on 19,900 Trust Units.  (See the Trust’s 10-K, for the fiscal year ended December 31, 2006 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

ITEM 3.                    Quantitative and Qualitative Disclosures about Market Risk

The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes.  As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013.  High and low price information for the Treasury Obligations is included under Item 2.  As described elsewhere herein, gas production attributable to the Net Profits Interests is sold to a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein, and the Trust’s quarterly distributions are highly dependent on the price payable to the Trust for gas production attributable to the Net Profits Interests.  Natural gas prices can fluctuate widely in response to many factors, all of which are out of the control of the Trust, the Trustee and Eastern American.

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

As of March 31, 2007, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

Due to (i) the contractual arrangements of the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include the following:

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

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s
Annual Report on Form 10-K, for the year ended December 31, 2006.

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
The Bank of New York Trust Company, N.A., Trustee

Date:  May 9, 2007

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly, no additional signatures are available and none have been provided.