Form 10-Q
period 2007-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2007-08-09
CIK 895474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes    ☐             No    ☒

As of August 1, 2007, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the “Outstanding Units”).  Of the Outstanding Units, 19,900 Units of Beneficial Interest (the “Withdrawn Units”) have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Royalty Income	$7,419,571	$9,958,436	$3,854,720	$4,595,350

Operating Expenses
Taxes on Production and Property	558,527	730,090	289,454	339,107
Operating Cost Charges	294,080	280,534	147,040	140,267

Total Operating Expenses	852,607	1,010,624	436,494	479,374

Net Proceeds to the Trust	6,566,964	8,947,812	3,418,226	4,115,976

General and Administrative Expenses	591,410	783,310	274,647	336,090

Distributable Income	5,975,554	8,164,502	3,143,579	3,779,886

Cash Reserve Refunded	500,000	—	200,000	—

Distribution Amount	$6,475,554	$8,164,502	$3,343,579	$3,779,886

Distributable Income per Unit (5,900,000 units authorized and outstanding)	$1.0128	$1.3838	$0.5328	$0.6407

Distribution Amount per Unit (5,900,000 units authorized and outstanding)	$1.0976	$1.3838	$0.5667	$0.6407

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(unaudited)

	June 30, 2007	December 31, 2006

Assets:

Cash	$195,750	$590,585
Net Proceeds Receivable	3,418,226	3,013,944
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(70,085,681)	(68,600,962)

Total Assets	$26,690,475	$28,165,747

Liabilities and Trust Corpus:

Trust General and Administrative Expenses Payable	$70,142	$223,442
Distributions Payable	3,343,834	2,681,087
Trust Corpus (5,900,000 units authorized and outstanding)	23,276,499	25,261,218

Total Liabilities and Trust Corpus	$26,690,475	$28,165,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Trust Corpus, beginning of period	$25,261,218	$28,703,265
Distributable Income	5,975,554	8,164,502
Distributions Payable to Unitholders	(6,475,554)	(8,164,502)
Amortization of Net Profits Interests in Gas Properties	(1,484,719)	(1,512,026)

Trust Corpus, end of period	$23,276,499	$27,191,239

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.   Organization of the Trust

The Eastern American Natural Gas Trust (the “Trust”) was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the “Trust Agreement”) among Eastern American Energy Corporation (“Eastern American”), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005.  Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York.  Consequently, references herein to the “Trustee” mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor Trustee from January 1, 2005 through October 2, 2006; and The Bank of New York Trust Company, N.A. as successor Trustee, effective as of October 2, 2006.  The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Trust Company, N.A.

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

After the Trust was formed, 59 of the 65 Development Wells were drilled and completed.  The remaining six Development Wells were not drilled. Clear title to two of the Development Wells could not be established, and they were excluded from the Trust in accordance with the conveyance transferring them to the Trust. Eastern American asserted that the remaining four undrilled Development Wells, if drilled, would be too close to then existing wells on adjoining property, and thereafter settled its dispute with the Trust about drilling those four Development Wells by agreeing instead to pay the Trust annually for the annual volume of gas projected to be produced from those Development Wells as if they had been drilled.

The Net Profits Interests initially consisted of a royalty interest (“Royalty NPI”) in 322 wells and a term interest (“Term NPI”) in the remaining wells and locations. As of June 30, 2007, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American’s net revenue interest in the properties burdened by the Term NPI. As of December 31, 2006, based on the Independent Petroleum Engineer’s Report, 23,661 MMcf of the maximum 41,683 MMcf has been produced.

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

The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.  The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses, which include Taxes on Property and Production and Operating Cost Charges, are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation (“Eastern Marketing”), a wholly owned subsidiary of Eastern American, require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

Eastern American had a disagreement with the Trust over Eastern American’s obligation to drill certain Development Wells that were closely offset by third parties.  The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled.  These volumes have been estimated by Ryder Scott Company, independent petroleum engineers.  During the quarter ended June 30, 2007, payment for an additional volume of 3,527 Mcf was delivered to the Trust, as compared to a payment for 3,813 Mcf for the quarter ended June 30, 2006.  These additional payments fulfill Eastern American’s agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115” (SFAS 159).  SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date.  This Statement is effective for fiscal years beginning after November 15, 2007.  The Trust does not have financial instruments.  Therefore, SFAS 159 does not apply to the Trust and would have no impact on the financial statements.

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

The Trust did not have any contractual obligations as of June 30, 2007.  At June 30, 2007, the Trust had Trust General and Administrative Expenses Payable of $70,142 and Distributions Payable of $3,343,834.

Comparison of Results of Operations for Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006

The Trust’s Distributable Income was $3,143,579 for the three months ended June 30, 2007 as compared to $3,779,886 for the three months ended June 30, 2006.  This decrease was due to a decrease in Royalty Income for the three months ended June 30, 2007 to $3,854,720 as compared to the three months ended June 30, 2006 of $4,595,350.  The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($8.752 per Mcf for the three months ended June 30, 2007 as compared to $9.468 per Mcf for the three months ended June 30, 2006).  This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2007 (438 MMcf) as compared to the three months ended June 30, 2006 (482 MMcf).  The decline in production is primarily attributable to natural production declines.  Taxes on Production and Property were $289,454 for the three months ended June 30, 2007 as compared to $339,107 for the three months ended June 30, 2006. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.  General and Administrative Expenses were $274,647 for the three months ended June 30, 2007 as compared to $336,090 for the three months ended June 30, 2006.  The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $8.752 per Mcf for the three months ended June 30, 2007 and $9.468 per Mcf for the three months ended June 30, 2006.  The price per Mcf was lower for the three months ended June 30, 2007 than for the corresponding three month period ended June 30, 2006 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.656 per Dth for the three months ended June 30, 2007 as compared to $8.307 per Dth for the three months ended June 30, 2006).

Comparison of Results of Operations for Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006

The Trust’s Distributable Income was $5,975,554 for the six months ended June 30, 2007 as compared to $8,164,502 for the six months ended June 30, 2006.  This decrease was due to a decrease in Royalty Income for the six months ended June 30, 2007 to $7,419,571 as compared to the six months ended June 30, 2006 of $9,958,436.  The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($8.341 per Mcf for the six months ended June 30, 2007 as compared to $10.516 per Mcf for the six months ended June 30, 2006).  This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2007 (889 MMcf) as compared to the six months ended June 30, 2006 (949 MMcf).  The decline in production is primarily attributable to natural production declines.  Taxes on Production and Property were $558,527 for the six months ended June 30, 2007 as compared to $730,090 for the six months ended June 30, 2006. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.  General and Administrative Expenses were $591,410 for the six months ended June 30, 2007 as compared to $783,310 for the six months ended June 30, 2006.  The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

The price payable to the Trust for gas production attributable to the Net Profits Interests was $8.341 per Mcf for the six months ended June 30, 2007 and $10.516 per Mcf for the six months ended June 30, 2006.  The price per Mcf was lower for the six months ended June 30, 2007 than for the corresponding three month period ended June 30, 2006 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.283 per Dth for the six months ended June 30, 2007 as compared to $9.260 per Dth for the six months ended June 30, 2006).

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

For the calendar quarter ended June 30, 2007, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $738.36 and $763.55 respectively.  On June 30, 2007, the closing price of the Treasury Obligations, as quoted on such market, was $751.29.

The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units.  Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder.  As of June 30, 2007, this option was exercised on 19,900 Trust Units.  (See the Trust’s 10-K, for the fiscal year ended December 31, 2006 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

As of June 30, 2007, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures.  Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

Due to (i) the contractual arrangements of the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by Eastern American, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information.  The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include the following:

•          Eastern American and its consolidated subsidiaries manage information relating to the Trust, including (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves; and

•          The Trustee necessarily relies upon the independent reserve engineer as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

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

Date: August 9, 2007

The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions.  Accordingly, no additional signatures are available and none have been provided.