Form 10-Q
period 2007-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2007-11-08
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11748

EASTERN AMERICAN NATURAL GAS TRUST
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-7034603 (I.R.S. Employer Identification No.)

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

        As of November 1, 2007, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 19,900 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Royalty Income	$11,113,944	$14,258,025	$3,694,373	$4,299,589
Operating Expenses
Taxes on Production and Property	836,635	1,045,984	278,108	315,894
Operating Cost Charges	441,120	420,801	147,040	140,267

Total Operating Expenses	1,277,755	1,466,785	425,148	456,161

Net Proceeds to the Trust	9,836,189	12,791,240	3,269,225	3,843,428
General and Administrative Expenses	776,409	1,313,457	184,999	530,147

Distributable Income	9,059,780	11,477,783	3,084,226	3,313,281
Cash Reserve Refunded	500,000	500,000	—	500,000

Distribution Amount	$9,559,780	$11,977,783	$3,084,226	$3,813,281

Distributable Income per Unit (5,900,000 units authorized and outstanding)	$1.5356	$1.9454	$0.5228	$0.5616

Distribution Amount per Unit (5,900,000 units authorized and outstanding)	$1.6203	$2.0301	$0.5228	$0.6463

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(unaudited)

	September 30, 2007	December 31, 2006
Assets:
Cash	$197,414	$590,585
Net Proceeds Receivable	3,269,225	3,013,944
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(70,818,806)	(68,600,962)

Total Assets	$25,810,013	$28,165,747

Liabilities and Trust Corpus:
Trust General and Administrative
Expenses Payable	$182,109	$223,442
Distributions Payable	3,084,530	2,681,087
Trust Corpus (5,900,000 units authorized and outstanding)	22,543,374	25,261,218

Total Liabilities and Trust Corpus	$25,810,013	$28,165,747

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Trust Corpus, beginning of period	$25,261,218	$28,703,265
Distributable Income	9,059,780	11,477,783
Distributions Payable to Unitholders	(9,559,780)	(11,977,783)
Amortization of Net Profits Interests in Gas Properties	(2,217,844)	(2,270,725)

Trust Corpus, end of period	$22,543,374	$25,932,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.    Organization of the Trust

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005. Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York. Consequently, references herein to the "Trustee" mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor Trustee from January 1, 2005 through October 2, 2006; and The Bank of New York Trust Company, N.A. as successor Trustee, effective as of October 2, 2006. The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Trust Company, N.A.

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of September 30, 2007, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2006, based on the Independent Petroleum Engineer's Report, 23,661 MMcf of the maximum 41,683 MMcf has been produced.

        Between May 15, 2012 and May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell all the Royalty NPI and liquidate the Trust. Under the Trust Agreement, Eastern American has the right of first refusal to purchase any of the Royalty NPI the Trustee is required to sell after the Liquidation Date. If it exercises this right, Eastern American must pay the appraised Fair Value (as defined in the Trust Agreement) of the Royalty NPI, or the relevant third party offer price if a third party has offered to purchase the Royalty NPI. Unitholders of record on the relevant record dates will receive the net proceeds from selling the Royalty NPI in accordance with the Trust Agreement, and also will receive their respective share of the matured face amount of the Treasury Obligations held by the Depositary.

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

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Operating expenses, which include Taxes on Property and Production and Operating Cost Charges, are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of Eastern American, require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Eastern American has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2006 and include the fact that none of the Trust, the Trustee or Eastern American is able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and Eastern American disclaim any obligation to update any forward-looking statements.

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

        The Net Profits Interests were created pursuant to conveyances (the "Conveyances") from Eastern American to the Trust. In connection therewith, Eastern American assigned its rights under a gas purchase contract (the "Gas Purchase Contract"), which obligates Eastern Marketing Corporation, a subsidiary of Eastern American, to purchase all of the natural gas produced from the Underlying Properties that is attributable to the Net Profits Interests.

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

        The "Operating Cost Charge" for 2007 is based on an annual rate of $588,160, and 2006 was based on an annual rate of $561,068. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

        During 2003, the United States Department of Labor, Bureau of Labor Statistics converted all of its industry-based statistics to a different reporting system that was developed in cooperation with the

United States' North American Free Trade Agreement Partners, Canada and Mexico, in an effort to standardize and modernize reporting codes. As a result of this conversion, the Crude Petroleum and Gas Production Workers index is no longer available for use in the annual calculation of overhead adjustment called for in the various Council of Petroleum Accountants Societies, or COPAS, model forms after March 2003.

        Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This "Overhead Adjustment Index" has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. The adjustment for the effective time period is 5.0%. Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, Eastern American believes, and advised the Trustee, that the "Overhead Adjustment Index" as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. Eastern American, with the concurrence of the Trustee, will utilize this "Overhead Adjustment Index" to adjust the "Operating Cost Charge" so long as such index is published by COPAS.

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

        Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2007, payment for an additional volume of 3,527 Mcf was delivered to the Trust, as compared to a payment for 3,813 Mcf for the quarter ended September 30, 2006. These additional payments fulfill Eastern American's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115" (SFAS 159). SFAS 159 permits entities to measure many financial instruments at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. This Statement is effective for fiscal years beginning after November 15, 2007. The Trust does not have financial instruments. Therefore, SFAS 159 does not apply to the Trust and would have no impact on the financial statements.

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

        The Trust did not have any contractual obligations as of September 30, 2007. At September 30, 2007, the Trust had Trust General and Administrative Expenses Payable of $182,109 and Distributions Payable of $3,084,530.

Comparison of Results of Operations for Three Months Ended September 30, 2007 and Three Months Ended September 30, 2006

        The Trust's Distributable Income was $3,084,226 for the three months ended September 30, 2007 as compared to $3,313,281 for the three months ended September 30, 2006. This decrease was due to a decrease in Royalty Income for the three months ended September 30, 2007 to $3,694,373 as compared to the three months ended September 30, 2006 of $4,299,589. The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($8.433 per Mcf for the three months ended September 30, 2007 as compared to $9.024 per Mcf for the three months ended September 30, 2006). This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2007 (439 MMcf) as compared to the three months ended September 30, 2006 (476 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $278,108 for the three months ended September 30, 2007 as compared to $315,894 for the three months ended September 30, 2006. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $184,999 for the three months ended September 30, 2007 as compared to $530,147 for the three months ended September 30, 2006. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred in 2006 as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $8.433 per Mcf for the three months ended September 30, 2007 and $9.024 per Mcf for the three months ended September 30, 2006. The price per Mcf was lower for the three months ended September 30, 2007 than for the corresponding three month period ended September 30, 2006 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.366 per Dth for the three months ended September 30, 2007 as compared to $7.904 per Dth for the three months ended September 30, 2006).

Comparison of Results of Operations for Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006

        The Trust's Distributable Income was $9,059,780 for the nine months ended September 30, 2007 as compared to $11,477,783 for the nine months ended September 30, 2006. This decrease was due to a decrease in Royalty Income for the nine months ended September 30, 2007 to $11,113,944 as compared to the nine months ended September 30, 2006 of $14,258,025. The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($8.372 per Mcf for the nine months ended September 30, 2007 as compared to $10.019 per Mcf for the nine months ended September 30, 2006). This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2007 (1,327 MMcf) as compared to the nine months ended September 30, 2006 (1,425 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $836,635 for the nine months ended September 30, 2007 as compared to $1,045,984 for the nine months ended September 30, 2006. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $776,409 for the nine months ended September 30, 2007 as compared to $1,313,457 for the nine months ended September 30, 2006. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred in 2006 as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $8.372 per Mcf for the nine months ended September 30, 2007 and $10.019 per Mcf for the nine months ended September 30, 2006. The price per Mcf was lower for the nine months ended September 30, 2007 than for the corresponding nine month period ended September 30, 2006 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.311 per Dth for the nine months ended September 30, 2007 as compared to $8.808 per Dth for the nine months ended September 30, 2006).

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

        For the calendar quarter ended September 30, 2007, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $798.20 and $745.90, respectively. On September 30, 2007, the closing price of the Treasury Obligations, as quoted on such market, was $788.30.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2007, this option was exercised on 19,900 Trust Units. (See the Trust's Form 10-K, for the year ended December 31, 2006 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 2. As described elsewhere herein, gas production attributable to the Net Profits Interests is sold to a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein, and the Trust's quarterly distributions are highly dependent on the price payable to the Trust for gas production attributable to the Net Profits Interests. Natural gas prices can fluctuate widely in response to many factors, all of which are out of the control of the Trust, the Trustee and Eastern American.

ITEM 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation ("Eastern American"), and the independent reserve engineer to The Bank of New York Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure. In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by Eastern American.

        As of September 30, 2007, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

        The Trustee does not expect that the Trustee's disclosure controls and procedures or the Trustee's internal control over financial reporting will prevent all errors or all fraud. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust's last fiscal quarter, no change in the Trust's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        None.

ITEM 1A.    Risk Factors.

        There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust's Annual Report on Form 10-K, for the year ended December 31, 2006.

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

Date: November 8, 2007

        The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
EASTERN AMERICAN NATURAL GAS TRUST CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (unaudited)
EASTERN AMERICAN NATURAL GAS TRUST CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (unaudited)
EASTERN AMERICAN NATURAL GAS TRUST CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (unaudited)
EASTERN AMERICAN NATURAL GAS TRUST NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings.
  ITEM 1A. Risk Factors.
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  ITEM 3. Defaults Upon Senior Securities.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
  ITEM 5. Other Information.
  ITEM 6. Exhibits.
SIGNATURES