Form 10-K
period 2007-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2008-03-14
CIK 895474

Use these links to rapidly review the document
TABLE OF CONTENTS
Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
(800) 852-1422 (Registrant's telephone number, including area code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 19,900 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

         The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2007 of $25.08 was approximately $147 million.

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

Definitions

        As used herein, the following terms have the meanings indicated: "Mcf" means thousand cubic feet of gas, "MMcf" means million cubic feet of gas, "Bbl" means barrel (approximately 42 U.S. gallons), and "MBbl" means thousand barrels, "Btu" means British thermal units and "MMBtu" or "Dth" means million British thermal units.

        The following descriptions of the Eastern American Natural Gas Trust (the "Trust"), the Depositary Units, the Net Profits Interests, the Underlying Properties and the calculation of amounts payable to the Trust, are subject to and qualified in their entirety by the more detailed provisions of the Trust Agreement, the Depositary Agreement, the Conveyances and the Gas Purchase Contract (each as defined below), all of which are incorporated by reference as exhibits to this Form 10-K and available upon request from the Trustee (as defined below) at the address set forth herein. The information contained herein relating to the operations of the Underlying Properties, as well as information upon which the reserve figures and financial information contained herein were derived, was furnished to the Trustee by Eastern American Energy Corporation ("Eastern American").

DESCRIPTION OF THE TRUST

        The Trust was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American, as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005. Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York. Consequently, references herein to the "Trustee" mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee, from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor trustee, from January 1, 2005 through October 2, 2006; and The Bank of New York Trust

Company, N.A. as successor trustee, effective as of October 2, 2006. The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Trust Company, N.A.

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

        On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit. Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on May 15, 2013. Holders of Depositary Units ("Unitholders") may withdraw the Treasury Obligations associated with the Trust Units (see "Description of Trust Units and Depositary Units"). Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was retained by Eastern American in consideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993.

        The Net Profits Interests are passive in nature, and neither the Trustee nor the Delaware Trustee has management control or authority over, nor any responsibility relating to, the operation of the Underlying Properties (defined above) subject to the Net Profits Interests. The Trust Agreement provides, among other things, that: the Trust shall not engage in any business or commercial activity or acquire any asset other than the Net Profits Interests initially conveyed to the Trust; the Trustee may establish a reserve for payment of any liability which is contingent, uncertain in amount or that is not currently due and payable; the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to Unitholders and other holders of Trust Units (together, "Trust Unitholders"); and the Trustee will make quarterly cash distributions to Trust Unitholders from funds of the Trust.

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2007 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2007 was $621,663. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2007, the Trust paid Eastern American an overhead reimbursement of $339,924. The overhead reimbursement was established at the inception of the Trust, increases by 3.5% per year, and is payable quarterly.

THE NET PROFITS INTERESTS

The Conveyances

        The Net Profits Interests ("NPI") were created from the Underlying Properties and conveyed to the Trust pursuant to two Conveyances—one conveying a royalty interest in specified wells (the "Royalty NPI Conveyance") and the other conveying a term interest in specified wells (the "Term NPI

Conveyance", and together with the Royalty NPI Conveyance, the "Conveyances"). Forms of the Conveyances have been incorporated by reference.

        The Underlying Properties are subject to and burdened by the Net Profits Interests. The interests of Eastern American comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. The Conveyances provide that the Trust is only entitled to gas produced from the specific wells identified in the Conveyances and is not entitled to any gas produced from adjacent wells (including adjacent wells subject to the same lease or farmout agreement as the wells subject to the Net Profits Interests). Gas produced from the Underlying Properties which is attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing Corporation ("Eastern Marketing"), a wholly-owned subsidiary of Eastern American, pursuant to a gas purchase contract (the "Gas Purchase Contract"). The volumes attributable to the Net Profits Interests and the purchase price for such gas is calculated for each calendar quarter, and payment for such gas is made to the Trust not later than the tenth day of the third calendar month following the end of each calendar quarter.

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2007, 25,419 MMcf of such gas had been produced. The Trust is expected to terminate in 2013. See "Description of Trust Units and Depository Units—Liquidation of the Trust".

        Eastern American can sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trustee or the Unitholders. In limited circumstances, Eastern American also can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. In addition, any abandonment of a well included in the Underlying Properties or the Development Wells will extinguish that portion of the Net Profits Interests that relate to such well. See "Sale and Abandonment of Underlying Properties; Sale of Royalty NPI."

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

        "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes" (as defined in the Conveyances). The Operating Cost Charge for 2007 was $588,160, for 2006 was $561,068 and for 2005 was $534,348. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

        Eastern Marketing's rights and obligations under the Gas Purchase Contract are assignable under circumstances where the assignee unconditionally assumes Eastern Marketing's obligations under the Gas Purchase Contract only if such assignee (or assignee's parent corporation if such parent guarantees the assignee's obligations) has a rating assigned to its unsecured long-term debt by Moody's Investor Service of at least Baa+ and by Standard & Poor's Corporation of at least BBB-. Under such circumstances, Eastern Marketing and Eastern American would be released from their obligations under the Gas Purchase Contract.

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

Distributions and Income Computations

        The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts for each of the quarters in 2007 were $0.5308, $0.5667, $0.5228 and $0.4995, respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

        Each holder of Depositary Units (including the underlying Trust Units) of record as of the record date for the final quarter of the Trust's existence in accordance with the Trust Agreement will be entitled to receive a liquidating distribution equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations.

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

        Eastern American may sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trust or the Unitholders. In addition, until January 1, 2010, Eastern American can require the Trust to release the Net Profits Interests associated with the sale of wells, regardless of the number of wells sold, provided that such releases cannot exceed an aggregate value to the Trust of $500,000 during any 12 month period. Sales subsequent to January 1, 2010, may be made without regard to dollar limitations. These releases will be made only in connection with a sale by Eastern American of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interests (taking into account the existence of the Gas Purchase Contract with respect to the gas attributable to the Net Profits Interests to be released). Any proceeds paid to the Trust are distributable to Unitholders for the quarter in which they are received.

        The Trustee is required to sell all of the Royalty NPI after May 15, 2012 and prior to the Liquidation Date. The proceeds of such sale, together with the matured face amount of the Treasury Obligations, will be distributed to Unitholders on or prior to the Liquidation Date. Under the Trust Agreement, Eastern American has a right of first refusal to purchase any of the Royalty NPI at the fair value to the Trust, or, if applicable, the offered third-party price, prior to the Liquidation Date.

THE UNDERLYING PROPERTIES

General

        The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2007, such properties consisted of 670 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12 1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2007, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 13,837 MMcf. (See "Reserves").

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

        A farmout agreement is typically an agreement under which a lessee under an oil and gas lease (the "Farmor") grants to another party the right to drill wells on the tract covered by such lease and to earn certain acreage for drilling such wells. In the Appalachian Basin, the Farmor generally receives a well location fee and reserves an overriding royalty interest in the wells which typically ranges from 3.25% to 6.25%. Farmout agreements typically provide that wells must be drilled and completed as a condition to a transfer by the Farmor of the interest in the underlying lease.

Reserves

        Proved Reserves of Underlying Properties and Net Profits Interests.    The following table sets forth, as of December 31, 2007, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2007 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Exhibit A hereto.

	Proved Gas Reserves
	Developed	(MMcf) Undeveloped	Total	Estimated Future Net Revenues(2)	Discounted Estimated Future Net Revenues(2)
				(Dollars in thousands)
Underlying Properties(1)	27,591	0	27,591	$189,081	$76,427

Net Profits Interests:
Royalty NPI	10,012	0	10,012	$82,498	$33,727
Term NPI	3,825	0	3,825	31,520	24,787

Total	13,837	0	13,837	$114,018	$58,514

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

        The value of the Depositary Units and the Trust Units evidenced thereby are substantially dependent upon the proved reserves and production levels attributable to the Net Profits Interests. There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the timing of development expenditures, if any. The reserve data set forth herein, although prepared by independent engineers in a manner customary in the industry, are estimates only, and actual quantities and values of gas are likely to differ from the estimated amounts set forth herein. In addition, the discounted present values shown herein were prepared using guidelines established by the Securities and Exchange Commission (the "Commission") and the Financial Accounting Standards Board for disclosure of reserves and should not be considered representative of the market value of such reserves or the Depositary Units or the Trust Units evidenced thereby. A market value determination would include many additional factors.

COMPETITION AND MARKETS

        All of the production attributable to the Net Profits Interest is sold to Eastern Marketing pursuant to the Gas Purchase Contract. See "The Net Profits Interests—Gas Purchase Contract."

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

HEALTH, SAFETY, AND ENVIRONMENTAL REGULATION

        General.    Activities on the Underlying Properties are subject to existing Federal, state and local laws and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust. It cannot be predicted what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust. However, pursuant to the terms of the Conveyances, any costs or expenses incurred in connection with environmental liabilities of Eastern American arising out of or related to activities occurring on or in, or conditions existing on or under, the Underlying Properties before the effective date of the Conveyances will be borne by Eastern American and will not be deducted in calculating Net Proceeds attributable to the Net Profits Interests. Additionally, because Unitholders will have limited liability in accordance with the Trust Agreement and Delaware law, Unitholders should be shielded from direct liability for any environmental liabilities. See "Description of Trust Units and Depositary Units—Liability of Unitholders." However, costs and expenses incurred by Eastern American for certain Capital Costs associated with environmental liabilities arising after the effective date of the Conveyances would reduce Net Proceeds, and would therefore be borne, in part, by the Unitholders. The following subtopics discuss some of the principal forms of health, safety, and environmental regulation to which the Underlying Properties and operations thereon are subject. The costs of complying with these regulatory requirements may burden the Net Profits Interests to the extent they arise out of or are related to activities occurring on or in, or conditions existing on or under, the Underlying Properties after the effective date of the Conveyances.

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

DESCRIPTION OF TRUST UNITS AND DEPOSITARY UNITS

        The following information is subject to the detailed provisions of the Deposit Agreement originally entered into by Eastern American, the Trustee, and Bank of Montreal Trust Company, as Depositary (the "Depositary") and all holders from time to time of Depositary Units (the "Deposit Agreement"), a copy of which is filed as an exhibit to this Form 10-K.

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

Liquidation of the Trust

        The Trust will be liquidated and the Royalty NPI will be sold prior to the Liquidation Date, which is expected to occur in 2013. Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations. Under the Trust Agreement, Eastern American has a right of first refusal to purchase the Royalty NPI at fair market value, or, if applicable, the offered third-party price, prior to the Liquidation Date.

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

Classification and Taxation of the Trust

        For federal income tax purposes, the Trust has been treated and expects to continue to be treated not as an association taxable as a corporation, but as a grantor trust that is not subject to Federal income tax as an entity separate from its beneficial owners. For tax purposes, Unitholders are considered to own and receive the Trust's assets and income as though no trust were in existence. The Trust has historically filed an information return, reporting all items of income, credit or deduction which must be included in the tax returns of the Unitholders. (See Reporting Requirements for Widely-Held Fixed Investment Trusts, below.) If the Trust were determined not to be a grantor trust, it is expected that it would be treated either as a partnership subject to the publicly traded partnership rules under the Code or as an association taxable as a corporation. If the Trust were treated as a publicly traded partnership, it is believed that the Trust's various items of income and deduction would still be taxable to the Unitholders on a current, flow-through basis as partners of a partnership and not to the Trust as an association taxable as a corporation. If the Trust were determined to be an association taxable as a corporation, it would be treated as a separate entity subject to corporate tax on its taxable income, Unitholders would be treated as shareholders, and distributions to Unitholders from the Trust would be treated as nondeductible corporate distributions. Such distributions would be taxable to a Unitholder, first, as dividends to the extent of the Unitholder's pro rata share of the Trust's earnings and profits, then as a tax-free return of capital to the extent of his basis in his Trust Units, and finally as capital gain to the extent of any excess.

Reporting Requirements for Widely-Held Fixed Investment Trusts

        Under new IRS regulations, effective for the trust tax reporting requirements after December 31, 2006, the Trust is classified as a widely-held fixed investment trust (WHFIT). Effective for the calendar year ended December 31, 2007, the Trust will no longer be required to file an information return reporting the items of income, credit or deduction that would be allocated to the unitholders based on their investment in the Trust. Effective for 2007 and subsequent years, the regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely-held fixed investment trusts. The new reporting requirements provide for the dissemination of trust tax information by the Trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Forms 1099 to the investors and the Internal Revenue Service. Every trustee or intermediary that is required to file a Form 1099 for a Trust interest holder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Trust interest holder. Any generic or customized tax information provided by the Trustee of Eastern American Natural Gas Trust is intended to only be used to assist Unitholders in the preparation of their 2007 federal and state income tax returns.

Available Trust Tax Information

        In compliance with the new reporting requirements for widely-held fixed investment trusts and the dissemination of trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended only to be used to assist Unitholders in the preparation of their 2007 federal and state income tax returns. This tax information booklet can be obtained at www.businesswire.com/cnn/ngt.htm

Direct Taxation of Unitholders

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

Interest Income

        The Term NPI is treated as a "production payment" under Section 636(a) of the Code. Thus, Unitholders are treated as making a mortgage loan on the Underlying Properties of the Term NPI to Eastern American in an amount equal to the amount of the purchase price of each Depositary Unit allocated to the Term NPI. Because it is treated as a debt instrument for tax purposes, the Term NPI is subject to the original issue discount income ("OID") rules of the Code which generally require the periodic inclusion of the original issue discount in income of the purchaser of a debt instrument. The Code also authorizes the IRS to prescribe regulations modifying the statutory provisions where, by reason of contingent payments such as those provided for by the Term NPI, the tax treatment provided under the Code provisions does not carry out the purposes of such provisions.

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

        The Section 29 Credit allowable to a taxpayer as a reduction of his tax liability for any prior taxable year could not have exceeded the excess of his regular tax liability for such taxable year, as reduced by his foreign tax credits and certain nonrefundable credits, over his tentative minimum tax liability for that year. Any amount of Section 29 Credit disallowed for the prior tax year solely because of this limitation will increase a taxpayer's credit for the prior year's AMT, as described above. There is no provision for the carryback or carryforward of the Section 29 Credit in any other circumstances. Therefore, a Unitholder may not have received the full benefit of available Section 29 Credits, depending on his particular AMT circumstances. However, it should be noted that under current law, the Section 29 credit is no longer available for production after December 31, 2002.

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

        The Trust's revenues and distributions to Unitholders are highly dependent on the sales prices as reflected in the Henry Hub Average Price, as defined in the Gas Purchase Contract, and on the quantities of natural gas attributable to the Net Profits Interests. Prices for natural gas can fluctuate widely in response to a number of factors that are beyond the control of Eastern American and the Trust. These factors include:

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

        The value of the Units depends on, among other things, the proved reserves and production levels attributable to the Net Profits Interests. There are many uncertainties involved in estimating quantities and values of proved reserves and in projecting future rates of production. The reserve data included in this Annual Report are estimates only, and actual quantities and values of natural gas are likely to differ from the estimated amounts. The discounted present values shown for the Net Profits Interests were prepared using guidelines established by the SEC for disclosure of reserves and should not be considered representative of market value.

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

        The operating costs charged in calculating Net Proceeds include a fixed charge, subject to increase of up to 5% annually. In addition, property and production taxes and certain capital expenditures are deducted from gross proceeds in determining the Net Proceeds. Increases in chargeable costs have the effect of reducing the amount of Net Proceeds.

  Administrative costs reduce distributions to Unitholders.

        Administrative costs, including professional services fees and expenses, are deducted prior to distributions to Unitholders. Consequently, administrative costs adversely affect distributions to Unitholders.

        The legal status of the Net Profits Interests under some circumstances is unclear.

        At the time of the formation of the Trust, Eastern American noted that it was likely that the Net Profits Interests would not be treated as real property interests under the laws of West Virginia and Pennsylvania. Nevertheless, Eastern American recorded the Conveyances in the real property records of West Virginia and Pennsylvania in accordance with local recording acts. Eastern American believes that, if, during the term of the Trust, Eastern American becomes involved as a debtor in a bankruptcy proceeding under the Federal Bankruptcy Code, the Net Profits Interests relating to the Underlying Properties located in West Virginia would be treated as fully conveyed personal property interests. However, if the Conveyances were held to constitute executory contracts, and, if such contracts were not to be assumed in a bankruptcy proceeding, the Trust probably would be treated as an unsecured creditor of Eastern American. With respect to the properties located in Pennsylvania, which represented approximately 10% of the reserves attributable to the Net Profits Interests at the inception of the Trust, Eastern American believed that there is a greater risk that the Net Profits Interests would not be treated as fully conveyed property interests and instead the Conveyances could be treated as executory contracts, meaning that the Trust could be treated as an unsecured creditor with respect to those interests.

        The Net Profits Interests are subject to any defects in Eastern American's rights to the Underlying Properties.

        The Net Profits Interests are subject to any defects in Eastern American's rights with respect to the Underlying Properties. Eastern American believes that its interests with respect to the Underlying Properties are good and defensible in accordance with standards generally accepted in the Appalachian oil and gas industry, subject to exceptions which do not detract substantially from the value of its interests. However, it is possible that leases or farmout agreements could be treated as executory contracts if the third party lessor or farmor under a farmout agreement were to become a debtor in bankruptcy, meaning that it is possible that a lease or farmout agreement could be rejected in a bankruptcy proceeding.

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

        The interests of Eastern American and the interests of the Trust and the Unitholders may at times be different. For example, Eastern American's interests may conflict with those of the Trust and Unitholders in situations involving the development, operation or abandonment of the Underlying Properties or adjacent properties. In making decisions with respect to such operations, or otherwise with respect to the development, operation or abandonment of the Underlying Properties, Eastern American is required to act as a reasonably prudent operator in the Appalachian Basin would act with respect to its own properties, without regard to the existence of the Net Profits Interests and without regard to any possible adverse effect on Eastern Marketing or Eastern American under the Gas Purchase Contract. In addition, Eastern American has agreed not to drill any well within 1,000 feet of any well subject to the Net Profits Interests which produces oil or gas from the same formations or horizons as any such producing well. These covenants would not prohibit Eastern American from drilling additional wells on the same property as the wells subject to the Net Profits Interests provided that Eastern American complies with both of these covenants. In addition, these covenants would not prohibit Eastern American from drilling development wells on adjacent properties provided that Eastern American complies with the 1,000 foot limitation. If Eastern American is permitted under these covenants to drill additional development wells near the wells subject to the Net Profits Interests, the additional wells could cause drainage of the reserves attributable to the Net Profits Interests. These covenants apply only to Eastern American, and do not apply to third parties.

        In addition, Eastern American's interests may conflict with those of the Trust and the Unitholders in situations involving the sale of Underlying Properties. Eastern American has the right to sell all or any portion of the Underlying Properties without restrictions; however, except in limited circumstances where Eastern American may require the Trust to release the Net Profits Interests, the Conveyances provide that the purchaser of any of the Underlying Properties will acquire such Underlying Properties subject to the Net Profits Interests. The Conveyances provide that a purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such Underlying Properties as are applicable to Eastern American. Eastern American has the right, subject to limitations, to cause the Trust to release a portion of the Net Profits Interests in connection with a sale of a portion of the Underlying Properties.

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

Item 3.    Legal Proceedings.

        None.

Item 4.    Submission of Matters to a Vote of Unitholders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

        The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT." The high and low prices and distributions paid during the quarters in the two-year period ended December 31, 2007 were as follows:

Quarter	High	Low	Distributions Paid
2006:
First (to March 31, 2006)	$28.65	$26.71	$0.74
Second (to June 30, 2006)	$29.64	$27.00	$0.64
Third (to September 30, 2006)	$30.75	$25.20	$0.65
Fourth (to December 31, 2006)	$28.80	$25.22	$0.45
2007:
First (to March 31, 2007)	$29.07	$24.98	$0.53
Second (to June 30, 2007)	$27.17	$24.97	$0.57
Third (to September 30, 2007)	$27.14	$25.08	$0.52
Fourth (to December 31, 2007)	$27.46	$26.34	$0.50

        At March 12, 2008, the 5,900,000 Depositary Units outstanding were held by approximately 208 Unitholders of record.

        With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2007 to December 31, 2007 were $836.10 and $738.36, respectively. The closing price on December 31, 2007 was $826.90 per $1,000 face amount.

        During the fourth quarter of 2007, there were no purchases of Units made by or on behalf of the Trust or any "affiliated purchaser" as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.    Selected Financial Data.

	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Royalty Income	$14,660,909	$17,663,792	$18,179,459	$14,449,208	$13,177,510
Distributable Income	$12,006,605	$14,158,872	$14,597,387	$12,019,847	$10,947,816
Distribution Amount	$12,506,605	$14,658,872	$13,712,387	$11,919,847	$10,732,816
Distributable Income Per Unit	$2.0350	$2.3998	$2.4741	$2.0373	$1.8556
Distribution Amount Per Unit	$2.1198	$2.4846	$2.3241	$2.0300	$1.8191
Total assets at year end	$24,953,135	$28,165,747	$32,954,834	$35,000,087	$37,436,640

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2007 was $621,663, including the Trustee's fee of $108,000. In addition to such expenses, in 2007, the Trust paid Eastern American an overhead reimbursement of $339,924. The overhead reimbursement increases by 3.5% per year and is payable quarterly.

        On December 8, 2004, the Trust announced approval by the Trust Unitholders of a proposal to elect JPMorgan Chase to serve as successor trustee of the Trust upon the effective date of the resignation of The Bank of New York as trustee of and depositary for the Trust and to amend the Trust Agreement to change the compensation of the Trustee. The resignation of The Bank of New York took effect on January 1, 2005. As successor trustee, JPMorgan Chase received annual compensation of $108,000 plus fees and expenses. Effective October 2, 2006, The Bank of New York Trust Company, N.A. acquired the corporate trust business of JPMorgan Chase Bank, N.A. Consequently, The Bank of New York Trust Company, N.A., currently serves as Trustee of the Trust. The Trustee's annual compensation did not change as a result of the October 2, 2006 acquisition by The Bank of New York Trust Company, N.A. of the corporate trust business of JPMorgan Chase.

        During 2006, the Trust incurred substantially increased fees for professional services relating to the exchange offers made by Ensource Energy Income Fund LP during 2005 and 2006. Expenses relating to the Ensource exchange offers incurred by the Trust during 2006 totaled approximately $701,606, including $387,923 for fees and expenses the Trust paid to a financial advisory firm in connection with its analysis of the Ensource exchange offers. The Trust did not incur any expenses relating to the exchange offers during 2007.

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

        The Trust did not have any contractual obligations as of December 31, 2007. At December 31, 2007, the Trust had General and Administrative Expenses Payable of $183,150 and Distributions Payable of $2,946,825.

Results of Operations

2007 Compared with 2006

        The Trust's Distributable Income was $12,006,605 for the year ended December 31, 2007 as compared to $14,158,872 for the year ended December 31, 2006. This decrease was due to a decrease in Royalty Income for the year ended December 31, 2007 ($14,660,909) as compared to the year ended December 31, 2006 ($17,663,792). The decrease in Royalty Income was mostly due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2007 (1,758 Mmcf) as compared to the year ended December 31, 2006 (1,847 Mmcf). This decrease was also due to a decrease in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($8.339 per Mcf for the year ended December 31, 2007 as compared to $9.538 per Mcf for the year ended December 31, 2006). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $1,104,557 for the year ended December 31, 2007 as compared to $1,297,539 for the year ended December 31, 2006. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. Trust General and Administrative Expenses were $961,587 for the year ended December 31, 2007 as compared to $1,646,313 for the year ended December 31, 2006. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

        During the year ended December 31, 2007, the Trustee refunded $500,000 from the Cash Reserve balance compared to the refunding of $500,000 from the cash reserve for the year ended December 31, 2006. This Reserve was established to facilitate the payment of vendor invoices on a timely basis. Amortization of Net Profits Interests in Gas Properties was $2,938,058 for the year ended December 31, 2007 as compared to $2,942,047 for the year ended December 31, 2006. This decrease was due to the decrease in production volumes, offset by an increase in the depletion rate to $1.6709 for the year ended December 31, 2007 from $1.5932 for the year ended December 31, 2006.

        The average price payable to the Trust for gas production attributable to the Net Profits Interests was $8.339 per Mcf for the year ended December 31, 2007 and $9.538 per Mcf for the year ended December 31, 2006. The price per Mcf was lower for the year ended December 31, 2007 than for the year ended December 31, 2006 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.281 per Dth for the year ended December 31, 2007 as compared to $8.371 per Dth for the year ended December 31, 2006).

2006 Compared with 2005

        The Trust's Distributable Income was $14,158,872 for the year ended December 31, 2006 as compared to $14,597,387 for the year ended December 31, 2005. This decrease was due to a decrease in Royalty Income for the year ended December 31, 2006 ($17,663,792) as compared to the year ended December 31, 2005 ($18,179,459). The decrease in Royalty Income was due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2006 (1,847 Mmcf) as compared to the year ended December 31, 2005 (1,956 Mmcf). This decrease was offset by an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($9.538 per Mcf for the year ended December 31, 2006 as compared to $9.315 per Mcf for the year ended December 31, 2005). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $1,297,539 for the year ended December 31, 2006 as compared to $1,256,330 for the year ended December 31, 2005. The increase in taxes is due to a new West Virginia tax on the Severance of Natural Resources that is effective for gas produced after November 30, 2005. The additional Severance Tax rate is four and seven-tenths cents per MCF. Trust General and Administrative Expenses were $1,646,313 for the year ended December 31, 2006 as compared to $1,791,894 for the year ended December 31, 2005. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred as a direct result of the exchange offers made by Ensource Energy Income Fund LP, which were terminated on September 15, 2006.

        During the year ended December 31, 2006, the Trustee released $500,000 from the Cash Reserve balance compared to the addition of $885,000 to the cash reserve for the year ended December 31, 2005. This Reserve was established to facilitate the payment of vendor invoices on a timely basis. The change of this Reserve increased the Distribution Amount by $500,000 or $0.085 per unit for the year ended December 31, 2006 and decreased the Distribution Amount by $885,000 or $0.15 per unit for the year ended December 31, 2005. Amortization of Net Profits Interests in Gas Properties was $2,942,047 for the year ended December 31, 2006 as compared to $3,321,243 for the year ended December 31, 2005. This decrease was due to the decrease in production volumes and a decrease in the depletion rate to $1.5932 for the year ended December 31, 2006 from $1.6976 for the year ended December 31, 2005 due to higher reserves.

        The average price payable to the Trust for gas production attributable to the Net Profits Interests was $9.538 per Mcf for the year ended December 31, 2006 and $9.315 per Mcf for the year ended December 31, 2005. The price per Mcf was higher for the year ended December 31, 2006 than for the year ended December 31, 2005 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.371 per Dth for the year ended December 31, 2006 as compared to $8.168 per Dth for the year ended December 31, 2005).

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

        As of December 31, 2007, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

        The Trustee does not expect that the Trustee's disclosure controls and procedures or the Trustee's internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust, no change in the Trust's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Trust's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        A registrant's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant s assets that could have a material effect on the financial statements.

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

        The Trust also does not have an audit committee. The Trust has not adopted a code of ethics, as the Trust has no directors, officers, or employees. The Trust has not adopted a process by which Unitholders may communicate with board members, as the Trust has no board members or persons fulfilling a similar function. Unitholders may contact the Trustee at the following address: The Bank of

New York Trust Company, N.A., Trustee of Eastern American Natural Gas Trust, Global Corporate Trust, 919 Congress Avenue Suite 500, Austin, Texas 78701.

Item 11.    Executive Compensation.

        The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2007 and December 31, 2006, The Bank of New York Trust Company, N.A., as Trustee, received $108,000 and for the year ended December 31, 2005, JPMorgan Chase Bank, N.A., as Trustee, received $108,000 annually, as Trustee fees and $513,663, $1,209,881 and $1,366,570, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        Based on filings with the Securities and Exchange Commission, the Trust is not aware of any Unitholder owning beneficially more than 5% of the Units as of December 31, 2007 except as follows:

Name and Address	Units Held		Percentage of Outstanding
River Road Asset Management, LLC 462 S. 4th Street, Ste 1600 Louisville, KY 40202	344,577	(1)	5.8%

(1)
Reference is hereby made to the Schedule 13G filed by such person for additional intormation regarding the nature of such person's ownership.

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

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The fees PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust's annual financial statements and review of the Trust quarterly interim financial statements were $196,251 in 2007 and $193,516 in 2006.

Audit-Related Fees

        PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust's financial statements.

Tax Fees

        The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice or planning were $100,000 in 2007 and $128,000 in 2006.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

Reports
Reserve Report of Ryder Scott Company, Independent Petroleum Engineers	A-1-A-5
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March, 2008.

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

February 1, 2008

Eastern American Natural Gas Trust
The Bank of New York Trust Company, N.A.
919 Congress Avenue
Suite 500
Austin, Texas 78701

Gentlemen:

        Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2007. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

        The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2007 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Financial Accounting Standards Bulletin No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2007 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

	As of December 31, 2007
	Gas	Estimated Future Net Cash Inflows	Present Value At 10%
	(MMCF)	(M$)	(M$)
Proved Net Developed
Royalty NPI	10,012	82,498	33,727
Term NPI	3,825	31,520	24,787

Total	13,837	114,018	58,514

        Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2008 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by EAEC. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and EAEC will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, EAEC requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. The Trust Agreement provides that the "Term NPI" entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the "Term NPI" until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced. For purposes of this report, the "Term NPI" was limited to May 15, 2013.

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

        In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2007 from this report are presented in the following table:

	As of December 31, 2007
	Royalty NPI	Term NPI	Totals
Total Proved
Future Cash Inflows (M$)	82,498	31,520	114,018
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0

Total Costs (M$)	0	0	0
Future Net Cash Inflows Before Income Tax (M$)	82,498	31,520	114,018
Present Value at 10% Before Income Tax (M$)	33,727	24,787	58,514

	As of December 31, 2007
	Royalty NPI	Term NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	10,012	3,825	13,837
Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0
Total Proved Net Reserves
Gas (MMCF)	10,012	3,825	13,837

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

        EAEC furnished us gas prices in effect at December 31, 2007 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases or decreases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

        Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. EAEC computed the "Variable" price under the gas contract as of December 31, 2007 as $8.240 per Mcf, utilizing $7.191 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

        Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. EAEC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through September, 2007.

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

        At the request of EAEC, we have included the following table which summarizes the total net reserves estimates from combined interest of EAEC and the Trust in the Underlying Properties:

Estimated Net Reserve Data
Certain Combined Leasehold Interests of
Eastern America Energy Corporation
And The Trust
As of December 31, 2007
SEC Parameters

	Proved
			Total Proved
	Developed	Undeveloped
Net Remaining Reserves
Gas-MMCF	27,591	0	27,591

        The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $189,080,533 and $76,427,115, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

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

as of December 31, 2007 and 2006
and for the years ended
December 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm

        To the Unit Holders of Eastern American Natural Gas Trust and The Bank of New York Trust Company, N.A., Trustee

        We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2007 and 2006, and the related statements of distributable income, and statements of changes in trust corpus for each of the three years in the period ended December 31, 2007. We also have audited the Trust's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in Note 2, these financial statements were prepared on the basis of accounting prescribed by the Trust Agreement, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

        A trust's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2007 and 2006, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 14, 2008

EASTERN AMERICAN NATURAL GAS TRUST
STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
as of December 31, 2007 and 2006

	2007	2006
Assets:
Cash	$197,972	$590,585
Net Proceeds Receivable	3,132,003	3,013,944
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(71,539,020)	(68,600,962)

	21,623,160	24,561,218
Total Assets	$24,953,135	$28,165,747

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$183,150	$223,442
Distributions Payable to Unitholders	2,946,825	2,681,087
Trust Corpus (5,900,000 units authorized and outstanding)	21,823,160	25,261,218

Total Liabilities and Trust Corpus	$24,953,135	$28,165,747

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST
STATEMENTS OF DISTRIBUTABLE INCOME
for the years ended
December 31, 2007, 2006 and 2005

	2007	2006	2005
Royalty Income	$14,660,909	$17,663,792	$18,179,459

Operating Expenses:
Taxes on Production and Property	1,104,557	1,297,539	1,256,330
Operating Cost Charges	588,160	561,068	534,348

Total Operating Expenses	1,692,717	1,858,607	1,790,678

Net Proceeds to the Trust	12,968,192	15,805,185	16,388,781
General and Administrative Expenses	961,587	1,646,313	1,791,894
Interest Income	—	—	500

Distributable Income	12,006,605	14,158,872	14,597,387
Cash Reserve Refunded (Withheld)	500,000	500,000	(885,000)

Distribution Amount	$12,506,605	$14,658,872	$13,712,387

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$2.0350	$2.3998	$2.4741

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$2.1198	$2.4846	$2.3241

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST
STATEMENTS OF CHANGES IN TRUST CORPUS
for the years ended
December 31, 2007, 2006 and 2005

	2007	2006	2005
Trust Corpus, Beginning of Year	$25,261,218	$28,703,265	$31,139,508
Distributable Income	12,006,605	14,158,872	14,597,387
Distributions Paid or Payable to Unitholders	(12,506,605)	(14,658,872)	(13,712,387)
Amortization of Net Profits Interests in Gas Properties	(2,938,058)	(2,942,047)	(3,321,243)

Trust Corpus, End of Year	$21,823,160	$25,261,218	$28,703,265

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

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2007, 25,419 MMcf of such gas had been produced.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

1. Organization of the Trust: (Continued)

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

        Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. generally accepted accounting principles. Because the trust's financial statements are prepared on a comprehensive basis of accounting other than U.S. generally accepted accounting

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies: (Continued)

principles, as described above, most accounting pronouncements are not applicable to the trust's financial statements.

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

        The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses which include Taxes on Property and Production and Operating Cost Charges are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of Eastern American, require payment with respect

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies: (Continued)

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Distributions to Unitholders: (Continued)

        Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2007 are expected to be received by the Trust and distributed to the Unitholders on March 14, 2008. The December 31, 2006 Net Proceeds Receivable were received and distributed by the Trust on March 15, 2007.

5. Related Party Transactions:

        The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $621,663 for the year ended December 31, 2007, $1,317,881 for the year ended December 31, 2006, and $1,474,570 for the year ended December 31, 2005. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid Eastern American $339,924, $328,432 and $317,324 for overhead expenses for 2007, 2006 and 2005 respectively. Operating Cost Charges included in the Statements of Distributable Income are paid to Eastern American.

        Gas production attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing Corporation pursuant to a Gas Purchase Contract, which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

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

        The reserves and revenue values for the Underlying Properties transferred to the Trust were estimated from projections of reserves and revenue values attributable to the combined Eastern American and Trust interests in these properties. Reserve quantities are calculated differently for the Net Profits Interests because such interests do not entitle the Trust to a specific quantity of gas but to 90% of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves between those held by the Trust and the interests to be retained by Eastern American. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. The reserves presented for the Net Profits Interests reflect quantities of gas that are free of future costs or expenses. The allocation of proved reserves between the Trust and Eastern American will vary in the future as relative estimates of future gross revenues and future costs and expenses vary.

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

        The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 2005 to December 31, 2007:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
Balance, January 1, 2005	11,456	6,702	18,158
Production	(849)	(1,107)	(1,956)
Revisions of previous estimates	659	402	1,061

Balance, December 31, 2005	11,266	5,997	17,263
Production	(788)	(1,059)	(1,847)
Revisions of previous estimates	(593)	(124)	(717)

Balance, December 31, 2006	9,885	4,814	14,699
Production	(774)	(984)	(1,758)
Revisions of previous estimates	901	(5)	896

Balance, December 31, 2007	10,012	3,825	13,837

The Trust's share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
December 31, 2005	11,266	5,997	17,263

December 31, 2006	9,885	4,814	14,699

December 31, 2007	10,012	3,825	13,837

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The following is the standardized measure of discounted future net cash flows as of December 31, 2007 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$99,875	$35,706	$135,581
Future production taxes	(4,548)	(1,475)	(6,023)
Future production costs	(12,829)	(2,711)	(15,540)

Future net cash inflows	82,498	31,520	114,018
10% discount factor	(48,771)	(6,733)	(55,504)

Standardized measure of discounted future net cash flows	$33,727	$24,787	$58,514

        The following is the standardized measure of discounted future net cash flows as of December 31, 2006 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$96,482	$43,880	$140,362
Future production taxes	(4,395)	(1,762)	(6,157)
Future production costs	(12,060)	(3,411)	(15,201)

Future net cash inflows	80,027	38,977	119,004
10% discount factor	(46,248)	(9,496)	(55,744)

Standardized measure of discounted future net cash flows	$33,779	$29,481	$63,260

        The following is the standardized measure of discounted future net cash flows as of December 31, 2005 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$163,809	$83,267	$247,076
Future production taxes	(7,104)	(3,146)	(10,250)
Future production costs	(14,781)	(4,581)	(19,362)

Future net cash inflows	141,924	75,540	217,464
10% discount factor	(82,646)	(20,548)	(101,194)

Standardized measure of discounted future net cash flows	$59,278	$54,992	$114,270

Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes during 2005, 2006 and 2007 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI
Standardized measure, January 1, 2005	$38,406	$37,790	$76,196
Net proceeds to the Trust	(10,696)	(5,693)	(16,389)
Revisions of previous estimates	4,362	2,661	7,023
Accretion of discount	3,841	3,779	7,620
Net change in price and production costs	25,240	11,848	37,088
Other	(1,875)	4,607	2,731

Standardized measure, December 31, 2005	$59,278	$54,992	$114,270
Net proceeds to the Trust	(10,629)	(5,176)	(15,805)
Revisions of previous estimates	(2,553)	(534)	(3,087)
Accretion of discount	5,928	5,499	11,427
Net change in price and production costs	(24,264)	(11,435)	(35,699)
Other	6,019	(13,865)	(7,846)

Standardized measure, December 31, 2006	$33,779	$29,481	$63,260
Net proceeds to the Trust	(9,383)	(3,585)	(12,968)
Revisions of previous estimates	3,810	(21)	3,789
Accretion of discount	3,378	2,948	6,326
Net change in price and production costs	(682)	(287)	(969)
Other	2,825	(3,749)	(924)

Standardized measure, December 31, 2007	$33,727	$24,787	$58,514

  Quarterly Financial Data (Unaudited):

        The following is a summary of royalty income and distributable income per unit by quarter in 2007, 2006 and 2005 (all amounts in thousands except Distributable income per unit):

2007	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$3,565	$3,855	$3,694	$3,547	$14,661
Distributable Income	$2,832	$3,144	$3,084	$2,947	$12,007
Distributable Income Per Unit	$0.4800	$0.5328	$0.5228	$0.4995	$2.0350

2006	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$5,363	$4,595	$4,300	$3,406	$17,664
Distributable Income	$4,385	$3,780	$3,313	$2,681	$14,159
Distributable Income Per Unit	$0.7432	$0.6407	$0.5616	$0.4544	$2.3998

2005	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$3,648	$3,914	$4,659	$5,958	$18,179
Distributable Income	$2,958	$3,206	$3,800	$4,633	$14,597
Distributable Income Per Unit	$0.5014	$0.5434	$0.6440	$0.7853	$2.4741