Form 10-Q
period 2008-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2008-05-09
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of May 1, 2008, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 131,600 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Royalty Income	$3,547,891	$3,564,851
Operating Expenses
Taxes on Production and Property	262,122	269,073
Operating Cost Charges	154,391	147,040

Total Operating Expenses	416,513	416,113

Net Proceeds to the Trust	3,131,378	3,148,738
General and Administrative Expenses	358,535	316,763

Distributable Income	2,772,843	2,831,975

Cash Reserve Refunded	—	300,000

Distribution Amount	$2,772,843	$3,131,975

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.4700	$0.4800

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.4700	$0.5308

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Cash	$138,639	$197,972
Net Proceeds Receivable	3,131,378	3,132,003
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(72,176,019)	(71,539,020)

	20,986,161	21,623,160
Total Assets	$24,256,178	$24,953,135

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$297,174	$183,150
Distributions Payable to Unitholders	2,772,843	2,946,825
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	21,186,161	21,823,160

Total Liabilities and Trust Corpus	$24,256,178	$24,953,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Trust Corpus, beginning of period	$21,823,160	$25,261,218
Distributable Income	2,772,843	2,831,975
Distributions Payable to Unitholders	(2,772,843)	(3,131,975)
Amortization of Net Profits Interests in Gas Properties	(636,999)	(752,487)

Trust Corpus, end of period	$21,186,161	$24,208,731

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

        After the Trust was formed, 59 of the 65 Development Wells were drilled and completed. The remaining six Development Wells were not drilled. Clear title to two of the Development Wells could not be established, and they were excluded from the Trust in accordance with the conveyance transferring them to the Trust. Eastern American asserted that the remaining four undrilled Development Wells, if drilled, would be too close to then existing wells on adjoining property, and thereafter settled its dispute with the Trust about drilling those four Development Wells by agreeing

EASTERN AMERICAN NATURAL GAS TRUST
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1.    Organization of the Trust (Continued)

instead to pay the Trust annually for the annual volume of gas projected to be produced from those Development Wells as if they had been drilled.

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of March 31, 2008, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2007, based on the Independent Petroleum Engineer's Report, 25,419 MMcf of the maximum 41,683 MMcf has been produced.

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

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying financial statements are unaudited interim financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

        The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual

EASTERN AMERICAN NATURAL GAS TRUST
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3.    Trust Accounting Policies (Continued)

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

        Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Because the Trust's financial statements are prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described above, most accounting pronouncements are not applicable to the Trust's financial statements.

NOTE 4.    Income Taxes

        The Trust is a grantor trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made. All income is taxed to the Unitholders of the Trust.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Eastern American has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007 and include the fact that none of the Trust, the Trustee or Eastern American is able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and Eastern American disclaim any obligation to update any forward-looking statements.

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

        The "Operating Cost Charge" for 2008 is based on an annual rate of $617,564, and 2007 was based on an annual rate of $588,160. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

        Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2008, payment for an additional volume of 3,527 Mcf was delivered to the Trust, as compared to a payment for 3,813 Mcf for the quarter ended March 31, 2007. These additional payments fulfill Eastern American's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

        Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for a more complete description of the Development Wells.)

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

        Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Because the Trust's financial statements are prepared on a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America, as described above, most accounting pronouncements are not applicable to the Trust's financial statements.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have an effect on the Trust's financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of this statement did not have an effect on the Trust's financial statements.

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

        The Trust did not have any contractual obligations as of March 31, 2008. At March 31, 2008, the Trust had Trust General and Administrative Expenses Payable of $297,174 and Distributions Payable of $2,772,843.

Comparison of Results of Operations for Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

        The Trust's Distributable Income was $2,772,843 for the three months ended March 31, 2008 as compared to $2,831,975 for the three months ended March 31, 2007. This decrease was due to a decrease in Royalty Income for the three months ended March 31, 2008 to $3,547,891 as compared to the three months ended March 31, 2007 of $3,564,851. The decrease in Royalty Income was related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2008 (408 MMcf) as compared to the three months ended March 31, 2007 (450 MMcf). The decline in production is primarily attributable to natural production declines. This decrease in production was partially offset by an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($8.690 per Mcf for the three months ended March 31, 2008 as compared to $7.930 per Mcf for the three months ended March 31, 2007). Taxes on Production and Property were $262,122 for the three months ended March 31, 2008 as compared to $269,073 for the three months ended March 31, 2007. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $358,535 for the three months ended March 31, 2008 as compared to $316,763 for the three months ended March 31, 2007. The increase in General and Administrative Expenses was due primarily to an increase in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $8.690 per Mcf for the three months ended March 31, 2008 and $7.930 per Mcf for the three months ended March 31, 2007. The price per Mcf was higher for the three months ended March 31, 2008 than for the corresponding three month period ended March 31, 2007 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($7.600 per Dth for the three months ended March 31, 2008 as compared to $6.909 per Dth for the three months ended March 31, 2007).

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

        For the calendar quarter ended March 31, 2008, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $886.50 and $835.60, respectively. On March 31, 2008, the closing price of the Treasury Obligations, as quoted on such market, was $877.10.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2008, this option was exercised on 131,600 Trust Units. (See the Trust's Form 10-K, for the year ended December 31, 2007 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of March 31, 2008, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        None.

ITEM 1A.    Risk Factors.

        There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust's Annual Report on Form 10-K, for the year ended December 31, 2007.

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
Date: May 9, 2008

        The Registrant, Eastern American Natural Gas Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. Financial Statements
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS
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