Form 10-Q
period 2008-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2008-08-11
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

        As of August 1, 2008, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 131,600 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Royalty Income	$8,227,008	$7,419,571	$4,679,117	$3,854,720
Operating Expenses
Taxes on Production and Property	606,450	558,527	344,328	289,454
Operating Cost Charges	308,782	294,080	154,391	147,040

Total Operating Expenses	915,232	852,607	498,719	436,494

Net Proceeds to the Trust	7,311,776	6,566,964	4,180,398	3,418,226
General and Administrative Expenses	582,105	591,410	223,570	274,647

Distributable Income	6,729,671	5,975,554	3,956,828	3,143,579
Cash Reserve Refunded	—	500,000	—	200,000

Distribution Amount	$6,729,671	$6,475,554	$3,956,828	$3,343,579

Distributable Income per Unit (5,900,000 Trust Units authorized and outstanding)	$1.1406	$1.0128	$0.6706	$0.5328

Distribution Amount per Unit (5,900,000 Trust Units authorized and outstanding)	$1.1406	$1.0976	$0.6706	$0.5667

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Cash	$120,661	$197,972
Net Proceeds Receivable	4,180,398	3,132,003
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(72,821,943)	(71,539,020)

	20,340,237	21,623,160
Total Assets	$24,641,296	$24,953,135

Liabilities and Trust Corpus:
Trust General and Administrative
Expenses Payable	$144,231	$183,150
Distributions Payable	3,956,828	2,946,825
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	20,540,237	21,823,160

Total Liabilities and Trust Corpus	$24,641,296	$24,953,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(unaudited)

	Six Months Ended June 30,
	2008	2007
Trust Corpus, beginning of period	$21,823,160	$25,261,218
Distributable Income	6,729,671	5,975,554
Distributions Payable to Unitholders	(6,729,671)	(6,475,554)
Amortization of Net Profits Interests in
Gas Properties	(1,282,923)	(1,484,719)

Trust Corpus, end of period	$20,540,237	$23,276,499

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of June 30, 2008, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2007, based on the Independent Petroleum Engineer's Report, 25,419 MMcf of the maximum 41,683 MMcf has been produced.

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

        Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended June 30, 2008, payment for an additional volume of 3,263 Mcf was delivered to the Trust, as compared to a payment for 3,527 Mcf for the quarter ended June 30, 2007. These additional payments fulfill Eastern American's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

        The Trust did not have any contractual obligations as of June 30, 2008. At June 30, 2008, the Trust had Trust General and Administrative Expenses Payable of $144,231 and Distributions Payable of $3,956,828.

Comparison of Results of Operations for Three Months Ended June 30, 2008 and Three Months Ended June 30, 2007

        The Trust's Distributable Income was $3,956,828 for the three months ended June 30, 2008 as compared to $3,143,579 for the three months ended June 30, 2007. This increase was due to an increase in Royalty Income for the three months ended June 30, 2008 to $4,679,117 as compared to the three months ended June 30, 2007 of $3,854,720. The increase in Royalty Income was related to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($11.305 per Mcf for the three months ended June 30, 2008 as compared to $8.752 per Mcf for the three months ended June 30, 2007). This increase in income was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2008 (413 MMcf) as compared to the three months ended June 30, 2007 (438 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $344,328 for the three months ended June 30, 2008 as compared to $289,454 for the three months ended June 30, 2007. The increase in taxes is due directly to the increase in Royalty Income as discussed above. General and Administrative Expenses were $223,570 for the three months ended June 30, 2008 as compared to $274,647 for the three months ended June 30, 2007. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $11.305 per Mcf for the three months ended June 30, 2008 and $8.752 per Mcf for the three months ended June 30, 2007. The price per Mcf was higher for the three months ended June 30, 2008 than for the corresponding three month period ended June 30, 2007 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($9.977 per Dth for the three months ended June 30, 2008 as compared to $7.656 per Dth for the three months ended June 30, 2007).

Comparison of Results of Operations for Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007

        The Trust's Distributable Income was $6,729,671 for the six months ended June 30, 2008 as compared to $5,975,554 for the six months ended June 30, 2007. This increase was due to an increase in Royalty Income for the six months ended June 30, 2008 to $8,227,008 as compared to the six months ended June 30, 2007 of $7,419,571. The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($9.997 per Mcf for the six months ended June 30, 2008 as compared to $8.341 per Mcf for the six months ended June 30, 2007). This increase was offset partially due to a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2008 (821 MMcf) as compared to the six months ended June 30, 2007 (889 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $606,450 for the six months ended June 30, 2008 as compared to $558,527 for the six months ended June 30, 2007. The increase in taxes is due directly to the increase in Royalty Income as discussed above. General and Administrative Expenses were $582,105 for the six months ended June 30, 2008 as compared to $591,410 for the six months ended June 30, 2007. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $9.997 per Mcf for the six months ended June 30, 2008 and $8.341 per Mcf for the six months ended June 30, 2007. The price per Mcf was higher for the six months ended June 30, 2008 than for the corresponding six month period ended June 30, 2007 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($8.788 per Dth for the six months ended June 30, 2008 as compared to $7.283 per Dth for the six months ended June 30, 2007).

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

        For the calendar quarter ended June 30, 2008, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $885.10 and $830.00, respectively. On June 30, 2008, the closing price of the Treasury Obligations, as quoted on such market, was $848.30.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of June 30, 2008, this option was exercised on 131,600 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2007 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of June 30, 2008, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

Date: August 11, 2008

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