Form 10-Q
period 2008-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2008-11-07
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-11748

EASTERN AMERICAN NATURAL GAS TRUST
(Exact name of registrant as specified in its charter)

Delaware	36-7034603
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A, Trustee Global Corporate Trust 919 Congress Avenue Suite 500 Austin, Texas (Address of principal executive offices)
78701 (Zip Code)
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

        As of November 3, 2008, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 131,600 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Royalty Income	$13,207,336	$11,113,944	$4,980,328	$3,694,373
Operating Expenses
Taxes on Production and Property	971,482	836,635	365,031	278,108
Operating Cost Charges	463,173	441,120	154,391	147,040

Total Operating Expenses	1,434,655	1,277,755	519,422	425,148

Net Proceeds to the Trust	11,772,681	9,836,189	4,460,906	3,269,225
General and Administrative Expenses	741,430	776,409	159,325	184,999

Distributable Income	11,031,251	9,059,780	4,301,581	3,084,226
Cash Reserve Refunded	—	500,000	—	—

Distribution Amount	$11,031,251	$9,559,780	$4,301,581	$3,084,226

Distributable Income per Unit (5,900,000 units authorized and outstanding)	$1.8697	$1.5356	$0.7291	$0.5228

Distribution Amount per Unit (5,900,000 units authorized and outstanding)	$1.8697	$1.6203	$0.7291	$0.5228

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:
Cash	$166,946	$197,972
Net Proceeds Receivable	4,460,906	3,132,003
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(73,463,448)	(71,539,020)

Total Assets	$24,326,584	$24,953,135

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$126,271	$183,150
Distributions Payable	4,301,581	2,946,825
Trust Corpus (5,900,000 units authorized and outstanding)	19,898,732	21,823,160

Total Liabilities and Trust Corpus	$24,326,584	$24,953,135

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Trust Corpus, beginning of period	$21,823,160	$25,261,218
Distributable Income	11,031,251	9,059,780
Distributions Payable to Unitholders	(11,031,251)	(9,559,780)
Amortization of Net Profits Interests in Gas Properties	(1,924,428)	(2,217,844)

Trust Corpus, end of period	$19,898,732	$22,543,374

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.    Organization of the Trust

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005. Effective October 2, 2006, The Bank of New York Trust Company, N.A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York. Consequently, references herein to the "Trustee" mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor Trustee from January 1, 2005 through October 2, 2006; and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.) as successor Trustee, effective as of October 2, 2006. The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Mellon Trust Company, N.A.

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of September 30, 2008, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2007, based on the Independent Petroleum Engineer's Report, 25,419 MMcf of the maximum 41,683 MMcf has been produced.

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

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

        Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2008, payment for an additional volume of 3,263 Mcf was delivered to the Trust, as compared to a payment for 3,527 Mcf for the quarter ended September 30, 2007. These additional payments fulfill Eastern American's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

        The Trust did not have any contractual obligations as of September 30, 2008. At September 30, 2008, the Trust had Trust General and Administrative Expenses Payable of $126,271and Distributions Payable of $4,301,581.

Comparison of Results of Operations for Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

        The Trust's Distributable Income was $4,301,581 for the three months ended September 30, 2008 as compared to $3,084,226 for the three months ended September 30, 2007. This increase was due to an increase in Royalty Income for the three months ended September 30, 2008 to $4,980,328 as compared to the three months ended September 30, 2007 of $3,694,373. The increase in Royalty Income was related to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($12.111 per Mcf for the three months ended September 30, 2008 as compared to $8.433 per Mcf for the three months ended September 30, 2007). This increase in income was partially offset by a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2008 (411 MMcf) as compared to the three months ended September 30, 2007 (439 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $365,031 for the three months ended September 30, 2008 as compared to $278,108 for the three months ended September 30, 2007. The increase in taxes is due directly to the increase in Royalty Income as discussed above. General and Administrative Expenses were $159,325 for the three months ended September 30, 2008 as compared to $184,999 for the three months ended September 30, 2007. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $12.111 per Mcf for the three months ended September 30, 2008 and $8.433 per Mcf for the three months ended September 30, 2007. The price per Mcf was higher for the three months ended September 30, 2008 than for the corresponding three month period ended September 30, 2007 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($10.710 per Dth for the three months ended September 30, 2008 as compared to $7.366 per Dth for the three months ended September 30, 2007).

Comparison of Results of Operations for Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007

        The Trust's Distributable Income was $11,031,251 for the nine months ended September 30, 2008 as compared to $9,059,780 for the nine months ended September 30, 2007. This increase was due to an increase in Royalty Income for the nine months ended September 30, 2008 to $13,207,336 as compared to the nine months ended September 30, 2007 of $11,113,944. The increase in Royalty Income was due to an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($10.702 per Mcf for the nine months ended September 30, 2008 as compared to $8.372 per Mcf for the nine months ended September 30, 2007). This increase was offset partially due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2008 (1,231 MMcf) as compared to the nine months ended September 30, 2007 (1,327 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $971,482 for the nine months ended September 30, 2008 as compared to $836,635 for the nine months ended September 30, 2007. The increase in taxes is due directly to the increase in Royalty Income as discussed above. General and Administrative Expenses were $741,430 for the nine months ended September 30, 2008 as compared to $776,409 for the nine months ended September 30, 2007. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $10.702 per Mcf for the nine months ended September 30, 2008 and $8.372 per Mcf for the nine months ended September 30, 2007. The price per Mcf was higher for the nine months ended September 30, 2008 than for the corresponding nine month period ended September 30, 2007 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($9.429 per Dth for the nine months ended September 30, 2008 as compared to $7.311 per Dth for the nine months ended September 30, 2007).

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

        For the calendar quarter ended September 30, 2008, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $897.20 and $833.60, respectively. On September 30, 2008, the closing price of the Treasury Obligations, as quoted on such market, was $883.80.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2008, this option was exercised on 131,600 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2007 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

ITEM 4.    Controls and Procedures

         Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Eastern American Energy Corporation ("Eastern American"), and the independent reserve engineer to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure. In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by Eastern American.

        As of September 30, 2008, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

EASTERN AMERICAN NATURAL GAS TRUST
By:	The Bank of New York Mellon Trust Company, N.A., Trustee
/s/ MIKE ULRICH
Name:	Mike Ulrich
Title:	Vice President The Bank of New York Mellon Trust Company, N.A.,

Date: November 7, 2008

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