Form 10-K
period 2008-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2009-03-13
CIK 895474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-11748

Eastern American Natural Gas Trust
(Exact name of registrant as specified in its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	36-7034603 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Suite 500 Austin, TX 78701 (Address of principal executive office) (Zip Code)
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of March 1, 2009, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, as of March 1, 2009, 275,450 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

         The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2008 of $30.84 was approximately $178 million.

         Documents Incorporated By Reference: None

PART I

Item 1.    Business

Cautionary Statement

        The Trustee (as defined below), its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (meaning all statements other than statements of historical fact). In addition, this Report on Form 10-K may contain forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust (as defined below). In addition, the Trust's future results of operations and other forward-looking statements contained in this Item 1, Item 1A and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from those contemplated by any forward-looking statements. The Trustee disclaims any obligation to update forward-looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Report, including, without limitation, those contained below under the heading "Risk Factors".

Definitions

        As used herein, the following terms have the meanings indicated: "Mcf" means thousand cubic feet of gas, "MMcf" means million cubic feet of gas, "Bbl" means barrel (approximately 42 U.S. gallons), and "MBbl" means thousand barrels, "Btu" means British thermal units and "MMBtu" or "Dth" means million British thermal units.

        The following descriptions of Eastern American Natural Gas Trust (the "Trust"), the Depositary Units, the Net Profits Interests, the Underlying Properties and the calculation of amounts payable to the Trust, are subject to and qualified in their entirety by the more detailed provisions of the Trust Agreement, the Depositary Agreement, the Conveyances and the Gas Purchase Contract (each as defined below), all of which are incorporated by reference as exhibits to this Form 10-K and available upon request from the Trustee (as defined below) at the address set forth herein. The information contained herein relating to the operations of the Underlying Properties, as well as information upon which the reserve figures and financial information contained herein were derived, was furnished to the Trustee by Eastern American Energy Corporation ("Eastern American").

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

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2008 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2008 was $755,198. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2008, the Trust paid Eastern American an overhead reimbursement of $351,824. The overhead reimbursement was established at the inception of the Trust, increases by 3.5% per year, and is payable quarterly.

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

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2008, 24,786 MMcf of such gas had been produced. The Trust is expected to terminate in 2013. See "Description of Trust Units and Depository Units—Liquidation of the Trust".

        Eastern American can sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trustee or the Unitholders. In limited circumstances, Eastern American also can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. Prior to January 1, 2010, the limitations on Eastern American's right to transfer a portion of the Underlying Properties include limitations on the aggregate sales proceeds for any such sales. After January 1, 2010, the limitations on the aggregate sales proceeds will no longer apply. In addition, any abandonment of a well included in the Underlying Properties or the Development Wells will extinguish that portion of the Net Profits Interests that relate to such well. See "Sale and Abandonment of Underlying Properties; Sale of Royalty NPI."

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

        "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes" (as defined in the Conveyances). The Operating Cost Charge for 2008 was $617,564, for 2007 was $588,160 and for 2006 was $561,068. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Distributions and Income Computations

        The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts per unit for each of the quarters in 2008 were $0.4700, $0.6706, $0.7291 and $0.5116, respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

THE UNDERLYING PROPERTIES

General

        The Underlying Properties are comprised of Eastern American's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2008, such properties consisted of 670 producing gas wells. The working interests of Eastern American comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12 1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. Eastern American's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2008, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 12,909 MMcf. (See "Reserves").

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

Reserves

        Proved Reserves of Underlying Properties and Net Profits Interests.    The following table sets forth, as of December 31, 2008, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2008 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Exhibit A hereto.

	Proved Gas Reserves
					Discounted Estimated Future Net Revenues(2)
	Developed	(MMcf) Undeveloped	Total	Estimated Future Net Revenues(2)
				(Dollars in thousands)
Underlying Properties(1)	30,205	0	30,205	$240,931	$94,920

Net Profits Interests:
Royalty NPI	9,835	0	9,835	$93,621	$37,634
Term NPI	3,074	0	3,074	29,257	23,957

Total	12,909	0	12,909	$122,878	$61,591

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

        The net taxable income of the Trust for each calendar quarter is reported by the Trustee for tax purposes as belonging to the holders of record to whom the Quarterly Distribution Amount was or will be distributed. Assuming that the Trust will be classified for tax purposes as a "grantor trust," the net taxable income will be realized by the holders for tax purposes in the calendar quarter received by the Trustee, rather than in the quarter distributed by the Trustee. Taxable income of a holder may differ from the Quarterly Distribution Amount because the Treasury Obligations will be treated as generating interest income for tax purposes. There may also be minor variances because of the possibility that, for example, a reserve will be established in one quarter that will not give rise to a tax deduction until a subsequent quarter, an expenditure paid for in one quarter will have to be amortized for tax purposes over several quarters. See "Federal Income TaxMatters".

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

FEDERAL INCOME TAX MATTERS

        The Trust is a grantor trust and therefore is not subject to federal income taxes. Accordingly, no recognition has been given to federal income taxes in the Trust's financial statements. The Trust Unitholders are treated as the owners of Trust income and assets, and the entire federal taxable income of the Trust will be reported by the Trust Unitholders on their respective tax returns.

        The Trustee assumes that the Depository Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as "middlemen"). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., Trustee, Global Corporate Trust, 919 Congress Avenue, Suite 500 Austin, Texas 78701, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

        Notwithstanding the foregoing, the middlemen holding the Depository Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Depositary Units, including the issuance of IRS Forms 1099 and certain written tax information statements to the investor.

        Each Unitholder should consult his or her tax advisor regarding Trust tax compliance matters.

STATE TAX CONSIDERATIONS

        The following is intended as a brief summary of certain information regarding state income taxes and other state tax matters affecting individual Unitholders. Unitholders are urged to consult their own legal and tax advisors with respect to these matters.

        The Trust owns the Net Profits Interests burdening the Underlying Properties located in the states of Pennsylvania and West Virginia. Both of these states have income taxes applicable to individuals and may require the Trust to withhold taxes from distributions made to nonresident Unitholders. Withholding, if required, is at the rate of 6.5% of taxable income attributable to West Virginia and 3.07% of taxable income attributable to Pennsylvania. A Unitholder may be required to file state income tax returns and/or to pay taxes in these states and may be subject to penalties for failure to comply with such requirements. Generally, Unitholders may treat state income taxes that the Trust has withheld as having been paid by them to the state for which they were withheld. Unitholders may be able to treat any taxes that they have paid or that have been withheld and paid to West Virginia or Pennsylvania as a deduction in computing Federal income tax, or as a credit or a deduction in computing another state's income tax.

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

         Compliance with governmental regulations may be expensive.

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

Item 4.    Submission of Matters to a Vote of Unitholders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

        The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT." The high and low closing prices and distributions paid during the quarters in the two-year period ended December 31, 2008 were as follows:

Quarter	High	Low	Distributions Paid
2007:
First (to March 31, 2007)	$29.07	$24.98	$0.5308
Second (to June 30, 2007)	$27.17	$24.97	$0.5667
Third (to September 30, 2007)	$27.14	$25.08	$0.5228
Fourth (to December 31, 2007)	$27.46	$26.34	$0.4995
2008:
First (to March 31, 2008)	$28.60	$26.36	$0.4700
Second (to June 30, 2008)	$30.84	$27.65	$0.6706
Third (to September 30, 2008)	$30.61	$24.50	$0.7291
Fourth (to December 31, 2008)	$26.76	$22.74	$0.5116

        At March 4, 2009, the 5,900,000 Depositary Units outstanding were held by approximately 200 Unitholders of record.

        With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2008 to December 31, 2008 were $947.70 and $830.00, respectively. The closing price on December 31, 2008 was $936.00 per $1,000 face amount.

        During the fourth quarter of 2008, there were no purchases of Units made by or on behalf of the Trust or any "affiliated purchaser" as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.    Selected Financial Data.

	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Royalty Income	$17,028,373	$14,660,909	$17,663,792	$18,179,459	$14,449,208
Distributable Income	$14,049,648	$12,006,605	$14,158,872	$14,597,387	$12,019,847
Distribution Amount	$14,049,648	$12,506,605	$14,658,872	$13,712,387	$11,919,847
Distributable Income per unit	$2.3813	$2.0350	$2.3998	$2.4741	$2.0373
Distribution Amount per unit	$2.3813	$2.1198	$2.4846	$2.3241	$2.0300
Total assets at year end	$22,570,038	$24,953,135	$28,165,747	$32,954,834	$35,000,087

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

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2008 was $755,198, including the Trustee's fee of $108,000. In addition to such expenses, in 2008, the Trust paid Eastern American an overhead reimbursement of $351,824. The overhead reimbursement increases by 3.5% per year and is payable quarterly.

        On December 8, 2004, the Trust announced approval by the Trust Unitholders of a proposal to elect JPMorgan Chase to serve as successor trustee of the Trust upon the effective date of the resignation of The Bank of New York as trustee of and depositary for the Trust and to amend the Trust Agreement to change the compensation of the Trustee. The resignation of The Bank of New York took effect on January 1, 2005. As successor trustee, JPMorgan Chase received annual compensation of $108,000 plus fees and expenses. Effective October 2, 2006, The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.) acquired the corporate trust business of JPMorgan Chase Bank, N.A. Consequently, The Bank of New York Mellon Trust Company, N.A., currently serves as Trustee of the Trust. The Trustee's annual compensation did not change as a result of the October 2, 2006 acquisition by The Bank of New York Trust Company, N.A. of the corporate trust business of JPMorgan Chase.

        During 2006, the Trust incurred substantially increased fees for professional services relating to the exchange offers made by Ensource Energy Income Fund LP during 2005 and 2006. Expenses relating to the Ensource exchange offers incurred by the Trust during 2006 totaled approximately $701,606, including $387,923 for fees and expenses the Trust paid to a financial advisory firm in connection with its analysis of the Ensource exchange offers. The Trust did not incur any expenses relating to the exchange offers during 2007 or 2008.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus.

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

Use of Estimates in the Preparation of Financial Statements:

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The estimates include an estimate of the revenues attributable to the Trust from natural gas production for the last several months of the year, as the revenues from natural gas sales are typically received several months after delivery. Actual results could differ from those estimates.

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

        The Trust did not have any contractual obligations as of December 31, 2008. At December 31, 2008, the Trust had General and Administrative Expenses Payable of $286,764 and Distributions Payable of $3,018,398.

Results of Operations

2008 Compared with 2007

        The Trust's Distributable Income was $14,049,648 for the year ended December 31, 2008 as compared to $12,006,605 for the year ended December 31, 2007. This increase was due to an increase in Royalty Income for the year ended December 31, 2008 ($17,028,373) as compared to the year ended December 31, 2007 ($14,660,909). The increase in Royalty Income was due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($10.406 per Mcf for the year ended December 31, 2008 as compared to $8.339 per Mcf for the year ended December 31, 2007). The increase was partially offset due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2008 (1,637 Mmcf) as compared to the year ended December 31, 2007 (1,758 Mmcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $1,254,139 for the year ended December 31, 2008 as compared to $1,104,557 for the year ended December 31, 2007. The increase in taxes is due directly to the increase in Royalty Income as discussed above. Trust General and Administrative Expenses were $1,107,022 for the year ended December 31, 2008 as compared to $961,587 for the year ended December 31, 2007. The increase in General and Administrative Expenses was due primarily to an increase in professional fees incurred.

        During the year ended December 31, 2008, the Trustee did not refund any amount from the Cash Reserve balance compared to the refunding of $500,000 from the cash reserve for the year ended December 31, 2007. This Reserve was established to facilitate the payment of vendor invoices on a timely basis. Amortization of Net Profits Interests in Gas Properties was $2,558,284 for the year ended December 31, 2008 as compared to $2,938,058 for the year ended December 31, 2007. This decrease was due to the decrease in production volumes and a decrease in the depletion rate to $1.5627 for the year ended December 31, 2008 from $1.6709 for the year ended December 31, 2007.

        The average price payable to the Trust for gas production attributable to the Net Profits Interests was $10.406 per Mcf for the year ended December 31, 2008 and $8.339 per Mcf for the year ended December 31, 2007. The price per Mcf was higher for the year ended December 31, 2008 than for the year ended December 31, 2007 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($9.160 per Dth for the year ended December 31, 2008 as compared to $7.281 per Dth for the year ended December 31, 2007).

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not engage in any operations and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described in detail elsewhere herein, gas production attributable to the Net Profits Interest is sold to Eastern Marketing, a wholly owned subsidiary of Eastern American pursuant to the Gas Purchase Contract described herein.

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

        As of December 31, 2008, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Trust's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        A registrant's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant's assets that could have a material effect on the financial statements.

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

        The Trust also does not have an audit committee. The Trust has not adopted a code of ethics, as the Trust has no directors, officers, or employees. The Trust has not adopted a process by which Unitholders may communicate with board members, as the Trust has no board members or persons fulfilling a similar function. Unitholders may contact the Trustee at the following address: The Bank of New York Mellon Trust Company, N.A., Trustee of Eastern American Natural Gas Trust, Global Corporate Trust, 919 Congress Avenue Suite 500, Austin, Texas 78701.

Item 11.    Executive Compensation.

        The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2008, December 31, 2007 and December 31, 2006, The Bank of New York Mellon Trust Company, N.A., as Trustee, received $108,000 annually, as Trustee fees and $647,198, $513,663 and $1,209,881, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a)
  Security Ownership of Certain Beneficial Owners.

        Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than 5% of the Units as of March 1, 2009.

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

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The fees PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust's annual financial statements and review of the Trust quarterly interim financial statements were $208,276 in 2008 and $197,700 in 2007.

Audit-Related Fees

        PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust's financial statements.

Tax Fees

        The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice or planning were $102,500 in 2008 and $103,900 in 2007.

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

Exhibits

        Except as otherwise indicated below, all exhibits, except Exhibits 23, 31 and 32, are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission. All references are to the registrant's Registration Statement on

Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement
23	Consent of Ryder Scott Company, L.P.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2009.

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

[Ryder Scott Company, Independent Petroleum Engineers Letterhead]

January 27, 2009

Eastern American Natural Gas Trust
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue
Suite 500
Austin, Texas 78701

Gentlemen:

        Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2008. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

        The estimated reserve quantities and future income quantities presented in this report are related to a large extent to hydrocarbon prices. Hydrocarbon prices in effect at December 31, 2008 were used in the preparation of this report as required by Securities and Exchange Commission (SEC) and Statement of Financial Accounting Standards No. 69 (FASB 69) guidelines; however, actual future prices may vary significantly from December 31, 2008 prices for reasons discussed in more detail in other sections of this report. Therefore, quantities of reserves actually recovered and quantities of income actually received may differ significantly from the estimated quantities presented in this report.

	As of December 31, 2008
	Gas	Estimated Future Net Cash Inflows	Present Value At 10%
	(MMCF)	(M$)	(M$)
Proved Net Developed
Royalty NPI	9,835	93,621	37,634
Term NPI	3,074	29,257	23,957

Total	12,909	122,878	61,591

        Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2009 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by EAEC. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and EAEC will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, EAEC requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. The Trust

Agreement provides that the "Term NPI" entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the "Term NPI" until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced. For purposes of this report, the "Term NPI" was limited to May 15, 2013.

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

        In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2008 from this report are presented in the following table:

	As of December 31, 2008
	Royalty NPI	Term NPI	Totals
Total Proved
Future Cash Inflows (M$)	93,621	29,257	122,878
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0

Total Costs (M$)	0	0	0
Future Net Cash Inflows Before Income Tax (M$)	93,621	29,257	122,878
Present Value at 10% Before Income Tax (M$)	37,634	23,957	61,591

	As of December 31, 2008
	Royalty NPI	Term NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	9,835	3,074	12,909
Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0
Total Proved Net Reserves
Gas (MMCF)	9,835	3,074	12,909

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

        EAEC furnished us gas prices in effect at December 31, 2008 and with its forecasts of future gas prices which take into account Securities and Exchange Commission guidelines, current market prices, contract prices and fixed and determinable price escalations where applicable. In accordance with Securities and Exchange Commission guidelines, the future gas prices used in this report make no allowances for future gas price increases or decreases which may occur as a result of inflation nor do they account for seasonal variations in gas prices which are likely to cause future yearly average gas prices to be somewhat higher than December gas prices. In those cases where contract market-out has occurred, the current market price was held constant to depletion of the reserves. In those cases where market-out has not occurred, contract gas prices including fixed and determinable escalations, exclusive of inflation adjustments, were used until the contract expired and then reduced to the current market price for similar gas in the area and held at this reduced price to depletion of the reserves.

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

        Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. EAEC computed the "Variable" price under the gas contract as of December 31, 2008 as $9.519 per Mcf, utilizing $8.354 as the Henry Hub Average Spot Price computed in accordance with the gas contract.

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

        Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. EAEC informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through August, 2008.

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

        At the request of EAEC, we have included the following table which summarizes the total net reserves estimates from combined interest of EAEC and the Trust in the Underlying Properties:

Estimated Net Reserve Data
Certain Combined Leasehold Interests of
Eastern America Energy Corporation
And The Trust
As of December 31, 2008
SEC Parameters

	Proved
	Developed	Undeveloped	Total Proved
Net Remaining Reserves
Gas-MMCF	30,205	0	30,205

        The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $240,930,726 and $94,920,097, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

        Neither Ryder Scott Company nor any of its employees has any interest in the subject properties and neither the employment to make this study nor the compensation is contingent on our estimates of reserves and future cash inflows for the subject properties.

Very truly yours,
RYDER SCOTT COMPANY, L.P.
/s/ Larry T. Nelms P. E. Managing Senior Vice President

EASTERN AMERICAN NATURAL GAS TRUST

FINANCIAL STATEMENTS

as of December 31, 2008 and 2007
and for the years ended
December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

        To the Unit Holders of Eastern American Natural Gas Trust and The Bank of New York Mellon Trust Company, N.A., Trustee

        We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2008 and 2007, and the related statements of distributable income, and statements of changes in trust corpus for each of the three years in the period ended December 31, 2008. We also have audited the Trust's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2008 and 2007, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 13, 2009

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2008 and 2007

	2008	2007
Assets:
Cash	$121,173	$197,972
Net Proceeds Receivable	3,383,989	3,132,003
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(74,097,304)	(71,539,020)

	19,064,876	21,623,160
Total Assets	$22,570,038	$24,953,135

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$286,764	$183,150
Distributions Payable	3,018,398	2,946,825
Trust Corpus (5,900,000 units authorized and outstanding)	19,264,876	21,823,160

Total Liabilities and Trust Corpus	$22,570,038	$24,953,135

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006
Royalty Income	$17,028,373	$14,660,909	$17,663,792
Operating Expenses:
Taxes on Production and Property	1,254,139	1,104,557	1,297,539
Operating Cost Charges	617,564	588,160	561,068

Total Operating Expenses	1,871,703	1,692,717	1,858,607

Net Proceeds to the Trust	15,156,670	12,968,192	15,805,185
General and Administrative Expenses	1,107,022	961,587	1,646,313

Distributable Income	14,049,648	12,006,605	14,158,872
Cash Reserve Refunded	—	500,000	500,000

Distribution Amount	$14,049,648	$12,506,605	$14,658,872

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$2.3813	$2.0350	$2.3998

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$2.3813	$2.1198	$2.4846

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended
December 31, 2008, 2007 and 2006

	2008	2007	2006
Trust Corpus, Beginning of Period	$21,823,160	$25,261,218	$28,703,265
Distributable Income	14,049,648	12,006,605	14,158,872
Distributions Paid or Payable to Unitholders	(14,049,648)	(12,506,605)	(14,658,872)
Amortization of Net Profits Interests in Gas Properties	(2,558,284)	(2,938,058)	(2,942,047)

Trust Corpus, End of Period	$19,264,876	$21,823,160	$25,261,218

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

1. Organization of the Trust:

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005. Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York. Consequently, references herein to the "Trustee" mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor trustee, from January 1, 2005 through October 2, 2006; and The Bank of New York, N.A. as successor trustee (now known as The Bank of New York Mellon Trust Company, N.A.), effective as of October 2, 2006. The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Mellon Trust Company, N.A.

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

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to Eastern American's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2008, 24,786 MMcf of such gas had been produced.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies: (Continued)

        Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with U.S. generally accepted accounting principles. Because the trust's financial statements are prepared on a comprehensive basis of accounting other than U.S. generally accepted accounting principles, as described above, most accounting pronouncements are not applicable to the trust's financial statements.

Cash:

        Cash consists of highly liquid instruments with maturities at the time of acquisition of three months or less.

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. Based on our assessment, the carrying value of the underlying properties is not impaired as of December 31, 2008.

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

Use of Estimates in the Preparation of Financial Statements:

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The estimates include an estimate of the revenues attributable to the Trust from natural gas production for the last several months of the year, as the revenues from natural gas sales are typically received several months after delivery. Actual results could differ from those estimates.

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

3. Effects of New Pronouncements:

        In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC's reporting and disclosure rules for oil and natural gas reserves. The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules. The revised reporting and disclosure requirements are effective for our Form 10-K for the year ended December 31, 2009. Early adoption is not permitted. We are evaluating the impact that adoption of this final rule will have on our financial statements, related disclosure and management's discussion and analysis.

4. Income Taxes:

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

        The Unitholders are considered, for income tax purposes, to own the Trust's income and principal as though no trust were in existence. Thus, the taxable year for reporting a Unitholder's share of the

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Income Taxes: (Continued)

Trust income, expense and credits are controlled by the Unitholder's taxable year and method of accounting, not the taxable year and method of accounting employed by the Trust.

5. Distributions to Unitholders:

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

        Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2008 are expected to be received by the Trust and distributed to the Unitholders on March 16, 2009. The December 31, 2007 Net Proceeds Receivable were received and distributed by the Trust on March 14, 2008.

6. Related Party Transactions:

        The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $755,198 for the year ended December 31, 2008, $621,663 for the year ended December 31, 2007 and $1,317,881 for the year ended December 31, 2006. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse Eastern American for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid Eastern American $351,824, $339,924 and $328,432 for overhead expenses for 2008, 2007 and 2006, respectively. Operating Cost Charges included in the Statements of Distributable Income are paid to Eastern American.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Related Party Transactions: (Continued)

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

        The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 2006 to December 31, 2008:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
Balance, January 1, 2006	11,266	5,997	17,263
Production	(788)	(1,059)	(1,847)
Revisions of previous estimates	(593)	(124)	(717)

Balance, December 31, 2006	9,885	4,814	14,699
Production	(774)	(984)	(1,758)
Revisions of previous estimates	901	(5)	896

Balance, December 31, 2007	10,012	3,825	13,837
Production	(707)	(930)	(1,637)
Revisions of previous estimates	530	179	709

Balance, December 31, 2008	9,835	3,074	12,909

        The Trust's share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
December 31, 2006	9,885	4,814	14,699

December 31, 2007	10,012	3,825	13,837

December 31, 2008	9,835	3,074	12,909

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The following is the standardized measure of discounted future net cash flows as of December 31, 2008 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$112,434	$33,015	$145,449
Future production taxes	(5,079)	(1,341)	(6,420)
Future production costs	(13,734)	(2,417)	(16,151)

Future net cash inflows	93,621	29,257	122,878
10% discount factor	(55,987)	(5,300)	(61,287)

Standardized measure of discounted future net cash flows	$37,634	$23,957	$61,591

        The following is the standardized measure of discounted future net cash flows as of December 31, 2007 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$99,875	$35,706	$135,581
Future production taxes	(4,548)	(1,475)	(6,023)
Future production costs	(12,829)	(2,711)	(15,540)

Future net cash inflows	82,498	31,520	114,018
10% discount factor	(48,771)	(6,733)	(55,504)

Standardized measure of discounted future net cash flows	$33,727	$24,787	$58,514

        The following is the standardized measure of discounted future net cash flows as of December 31, 2006 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$96,482	$43,880	$140,362
Future production taxes	(4,395)	(1,762)	(6,157)
Future production costs	(12,060)	(3,411)	(15,201)

Future net cash inflows	80,027	38,977	119,004
10% discount factor	(46,248)	(9,496)	(55,744)

Standardized measure of discounted future net cash flows	$33,779	$29,481	$63,260

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes during 2006, 2007 and 2008 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI
Standardized measure, January 1, 2006	$59,278	$54,992	$114,270
Net proceeds to the Trust	(10,629)	(5,176)	(15,805)
Revisions of previous estimates	(2,553)	(534)	(3,087)
Accretion of discount	5,928	5,499	11,427
Net change in price and production costs	(24,264)	(11,435)	(35,699)
Other	6,019	(13,865)	(7,846)

Standardized measure, December 31, 2006	$33,779	$29,481	$63,260
Net proceeds to the Trust	(9,383)	(3,585)	(12,968)
Revisions of previous estimates	3,810	(21)	3,789
Accretion of discount	3,378	2,948	6,326
Net change in price and production costs	(682)	(287)	(969)
Other	2,825	(3,749)	(924)

Standardized measure, December 31, 2007	$33,727	$24,787	$58,514
Net proceeds to the Trust	(11,548)	(3,609)	(15,157)
Revisions of previous estimates	2,529	854	3,383
Accretion of discount	3,372	2,479	5,851
Net change in price and production costs	5,047	1,570	6,617
Other	4,507	(2,124)	2,383

Standardized measure, December 31, 2008	$37,634	$23,957	$61,591

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Related Party Transactions: (Continued)

Quarterly Financial Data (Unaudited):

        The following is a summary of royalty income and distributable income per unit by quarter in 2008, 2007 and 2006 (all amounts in thousands except Distributable income per unit):

2008	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$3,548	$4,679	$4,980	$3,821	$17,028
Distributable Income	$2,773	$3,957	$4,302	$3,018	$14,050
Distributable Income Per Unit	$0.4700	$0.6706	$0.7291	$0.5116	$2.3813

2007	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$3,565	$3,855	$3,694	$3,547	$14,661
Distributable Income	$2,832	$3,144	$3,084	$2,947	$12,007
Distributable Income Per Unit	$0.4800	$0.5328	$0.5228	$0.4995	$2.0350

2006	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$5,363	$4,595	$4,300	$3,406	$17,664
Distributable Income	$4,385	$3,780	$3,313	$2,681	$14,159
Distributable Income Per Unit	$0.7432	$0.6407	$0.5616	$0.4544	$2.3998

 Exhibit 23

March 11, 2009

Eastern American Natural Gas Trust
c/o The Bank of New York Mellon Trust Company, N.A., Trustee
919 Congress Avenue
Suite 500
Austin, Texas 78701

Gentleman:

        We hereby consent to the inclusion of our report dated January 27, 2009, concerning the estimated net proved reserves attributable to the interests of Eastern American Natural Gas Trust as of December 31, 2008 in the Annual Report on Form 10-K for the year ended December 31, 2008, of Eastern American Natural Gas Trust to be filed with the Securities and Exchange Commission. We also consent to the references to our firm under Item 1—"Business—The Underlying Properties—Reserves" and Item 2 and under "Supplemental Oil and Gas Information (Unaudited)" in Item 8 of the Form 10-K.

Very truly yours,

/s/ RYDER SCOTT COMPANY

Ryder Scott Company

1100 LOUISIANA, SUITE 3800 1100, 530-8TH STREET, S.W.	HOUSTON, TEXAS 77002-5218 CALGARY, ALBERTA T2P 2W2	TEL (713) 651-9191 TEL (403) 262-2799	FAX (713) 651-0849 FAX (403) 262-2790

EXHIBIT 31

I, Mike Ulrich, certify that:

1.
I have reviewed the Annual Report on Form 10-K for the year ended December 31, 2008 of Eastern American Natural Gas Trust, for which, The Bank of New York Mellon Trust Company, N.A., acts as Trustee;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

4.
I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), or for causing such controls and procedures to be established and maintained, for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes; and

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors:

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)
any fraud, whether or not material, that involves any persons who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ MIKE ULRICH Vice President The Bank of New York Mellon Trust Company, N.A.

Date: March 13, 2009

 EXHIBIT 32

Securities and Exchange Commission
100 F Street, N.E.
Washington, D.C. 20549

  Re:
  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        In connection with the Annual Report of Eastern American Natural Gas Trust (the "Trust") on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, not in its individual capacity but solely as the trustee of the Trust, certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to its knowledge:

        (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

        (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust at the dates and for the periods presented.

        The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

The Bank of New York Mellon Trust Company, N.A., Trustee for Eastern American Natural Gas Trust
By:	/s/ MIKE ULRICH Vice President The Bank of New York Mellon Trust Company, N.A.

Date: March 13, 2009