Form 10-Q
period 2009-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2009-05-08
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of May 4, 2009, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 280,450 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Royalty Income	$2,665,596	$3,547,891
Operating Expenses
Taxes on Production and Property	201,002	262,122
Operating Cost Charges	162,112	154,391

Total Operating Expenses	363,114	416,513

Net Proceeds to the Trust	2,302,482	3,131,378
General and Administrative Expenses	348,342	358,535

Distributable Income	1,954,140	2,772,843

Distribution Amount	$1,954,140	$2,772,843

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.3312	$0.4700

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.3312	$0.4700

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Cash	$1,234	$121,173
Net Proceeds Receivable	2,302,482	3,383,989
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(74,680,691)	(74,097,304)

	18,481,489	19,064,876

Total Assets	$20,785,205	$22,570,038

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$149,576	$286,764
Distributions Payable	1,954,140	3,018,398
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	18,681,489	19,264,876

Total Liabilities and Trust Corpus	$20,785,205	$22,570,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Trust Corpus, Beginning of Period	$19,264,876	$21,823,160
Distributable Income	1,954,140	2,772,843
Distributions Payable to Unitholders	(1,954,140)	(2,772,843)
Amortization of Net Profits Interests in Gas Properties	(583,387)	(636,999)

Trust Corpus, End of Period	$18,681,489	$21,186,161

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company/Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005. Effective October 2, 2006, The Bank of New York Trust Company, N.A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York. Consequently, references herein to the "Trustee" mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor Trustee from January 1, 2005 through October 2, 2006; and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.) as successor Trustee, effective as of October 2, 2006. The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Mellon Trust Company, N.A.

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of March 31, 2009, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2008, based on the Independent Petroleum Engineer's Report, 24,786 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month period ended March 31, 2009 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 3. Significant Accounting Policies

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

NOTE 3. Significant Accounting Policies (Continued)

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

Revenue and Expenses:

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three month period ended March 31, 2009.

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

        The conveyance of the Royalty and Term Interests to the Trust was accounted for as a purchase transaction. The $93,162,180 reflected in the Statements of Assets, Liabilities and Trust Corpus as Net

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3. Significant Accounting Policies (Continued)

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although Eastern American has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2008 and include the fact that the Trust, the Trustee or Eastern American is not able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and Eastern American disclaim any obligation to update any forward-looking statements.

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

        The "Operating Cost Charge" for 2009 is based on an annual rate of $648,448, and 2008 was based on an annual rate of $617,564. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on a December-to-December comparison.

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

        Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2009, payment for an additional volume of 3,263 Mcf was delivered to the Trust, as compared to a payment for 3,527 Mcf for the quarter ended March 31, 2008. These additional payments fulfill Eastern American's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

        Eastern American has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Annual Report on Form 10-K for the year ended December 31, 2008, for a more complete description of the Development Wells.)

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

Recent Accounting Pronouncements

        In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC's reporting and disclosure rules for oil and natural gas reserves. The most notable changes of the final rule include the replacement of the single day period-end pricing to value oil and natural gas reserves to a 12-month average of the first day of the month price for each month within the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules. The revised reporting and disclosure requirements are effective for our Form 10-K for the year ending December 31, 2009. Early adoption is not permitted. We are currently evaluating the impact that adoption of this final rule will have on our financial statements, related disclosure and management's discussion and analysis.

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

        The Trust did not have any contractual obligations as of March 31, 2009. At March 31, 2009, the Trust had Trust General and Administrative Expenses Payable of $149,576 and Distributions Payable of $1,954,140.

Comparison of Results of Operations for Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008

        The Trust's Distributable Income was $1,954,140 for the three months ended March 31, 2009 as compared to $2,772,843 for the three months ended March 31, 2008. This decrease was due to a decrease in Royalty Income for the three months ended March 31, 2009 to $2,665,596 as compared to the three months ended March 31, 2008 of $3,547,891. The decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($6.766 per Mcf for the three months ended March 31, 2009 as compared to $8.690 per Mcf for the three months ended March 31, 2008). This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2009 (395 MMcf) as compared to the three months ended March 31, 2008 (408 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $201,002 for the three months ended March 31, 2009 as compared to $262,122 for the three months ended March 31, 2008. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $348,342 for the three months ended March 31, 2009 as compared to $358,535 for the three months ended March 31, 2008. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $6.766 per Mcf for the three months ended March 31, 2009 and $8.690 per Mcf for the three months ended March 31, 2008. The price per Mcf was lower for the three months ended March 31, 2009 than for the corresponding three month period ended March 31, 2008 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.851 per Dth for the three months ended March 31, 2009 as compared to $7.600 per Dth for the three months ended March 31, 2008).

        Financial results depend on many factors, particularly the price of natural gas. During the first quarter 2009, the Trust experienced a continuation of the dramatic decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

        For the calendar quarter ended March 31, 2009, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $939.50 and $914.60, respectively. On March 31, 2009, the closing price of the Treasury Obligations, as quoted on such market, was $934.10.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2009, this option was exercised on 280,450 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2008 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of March 31, 2009, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        None.

ITEM 1A.    Risk Factors.

        There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2008.

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

EASTERN AMERICAN NATURAL GAS TRUST
By: The Bank of New York Mellon Trust Company, N.A., Trustee
/s/ MIKE ULRICH
	Name:	Mike Ulrich
	Title:	Vice President The Bank of New York Mellon Trust Company, N.A.
Date: May 8, 2009

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