Form 10-Q
period 2009-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2009-08-07
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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
Yes ☐    No ☒

         As of August 4, 2009, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 281,950 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Royalty Income	$4,720,854	$8,227,008	$2,055,259	$4,679,117
Operating Expenses
Taxes on Production and Property	357,819	606,450	156,816	344,328
Operating Cost Charges	350,845	308,782	188,733	154,391

Total Operating Expenses	708,664	915,232	345,549	498,719

Net Proceeds to the Trust	4,012,190	7,311,776	1,709,710	4,180,398
General and Administrative Expenses	574,373	582,105	226,031	223,570

Distributable Income	3,437,817	6,729,671	1,483,679	3,956,828

Distribution Amount	$3,437,817	$6,729,671	$1,483,679	$3,956,828

Distributable Income per Unit (5,900,000 units authorized and outstanding)	$0.5827	$1.1406	$0.2515	$0.6706

Distribution Amount per Unit (5,900,000 units authorized and outstanding)	$0.5827	$1.1406	$0.2515	$0.6706

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Cash	$85,453	$121,173
Net Proceeds Receivable	1,709,710	3,383,989
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(75,268,925)	(74,097,304)

	17,893,255	19,064,876

Total Assets	$19,688,418	$22,570,038

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$111,484	$286,764
Distributions Payable	1,483,679	3,018,398
Trust Corpus (5,900,000 units authorized and outstanding)	18,093,255	19,264,876

Total Liabilities and Trust Corpus	$19,688,418	$22,570,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Trust Corpus, beginning of period	$19,264,876	$21,823,160
Distributable Income	3,437,817	6,729,671
Distributions Payable to Unitholders	(3,437,817)	(6,729,671)
Amortization of Net Profits Interests in Gas Properties	(1,171,621)	(1,282,923)

Trust Corpus, end of period	$18,093,255	$20,540,237

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of June 30, 2009, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2008, based on the Independent Petroleum Engineer's Report, 24,786 MMcf of the maximum 41,683 MMcf has been produced.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month period ended June 30, 2009 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three month period ended June 30, 2009.

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

NOTE 5. Subsequent Events

        Management evaluated all activity of the Trust through August 7, 2009 and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

        Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended June 30, 2009, payment for an additional volume of 3,018 Mcf was delivered to the Trust, as compared to a payment for 3,263 Mcf for the quarter ended June 30, 2008. These additional payments fulfill Eastern American's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

        The Trust did not have any contractual obligations as of June 30, 2009. At June 30, 2009, the Trust had Trust General and Administrative Expenses Payable of $111,484 and Distributions Payable of $1,483,679.

Comparison of Results of Operations for Three Months Ended June 30, 2009 and Three Months Ended June 30, 2008

        The Trust's Distributable Income was $1,483,679 for the three months ended June 30, 2009 as compared to $3,956,828 for the three months ended June 30, 2008. This decrease was due to a decrease in Royalty Income for the three months ended June 30, 2009 to $2,055,259 as compared to the three months ended June 30, 2008 of $4,679,117. The decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.160 per Mcf for the three months ended June 30, 2009 as compared to $11.305 per Mcf for the three months ended June 30, 2008). This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2009 (398 MMcf) as compared to the three months ended June 30, 2008 (413 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $156,816 for the three months ended June 30, 2009 as compared to $344,328 for the three months ended June 30, 2008. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $226,031 for the three months ended June 30, 2009 as compared to $223,570 for the three months ended June 30, 2008. The increase in General and Administrative Expenses was due primarily to an increase in professional fees. Operating expenses include expenses of $26,620 for a recomplete on one of the existing wells, due to casing leak.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.160 per Mcf for the three months ended June 30, 2009 and $11.305 per Mcf for the three months ended June 30, 2008. The price per Mcf was lower for the three months ended June 30, 2009 than for the corresponding three month period ended June 30, 2008 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.391 per Dth for the three months ended June 30, 2009 as compared to $9.977 per Dth for the three months ended June 30, 2008).

        Financial results depend on many factors, particularly the price of natural gas. During the second quarter 2009, the Trust experienced a continuation of the dramatic decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Comparison of Results of Operations for Six Months Ended June 30, 2009 and Six Months Ended June 30, 2008

        The Trust's Distributable Income was $3,437,817 for the six months ended June 30, 2009 as compared to $6,729,671 for the six months ended June 30, 2008. This decrease was due to a decrease in Royalty Income for the six months ended June 30, 2009 to $4,720,854 as compared to the six months ended June 30, 2008 of $8,227,008. The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.963 per Mcf for the six months ended June 30, 2009 as compared to $9.997 per Mcf for the six months ended June 30, 2008). This decrease was also partially due to a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2009 (793 MMcf) as compared to the six months ended June 30, 2008 (821 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $357,819 for the six months ended June 30, 2009 as compared to $606,450 for the six months ended June 30, 2008. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $574,373 for the six months ended June 30, 2009 as compared to $582,105 for the six months ended June 30, 2008. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees. Operating expenses include expenses of $26,620 for a recomplete on one of the existing wells, due to casing leak.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.963 per Mcf for the six months ended June 30, 2009 and $9.997 per Mcf for the six months ended June 30, 2008. The price per Mcf was lower for the six months ended June 30, 2009 than for the corresponding six month period ended June 30, 2008 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($5.121 per Dth for the six months ended June 30, 2009 as compared to $8.788 per Dth for the six months ended June 30, 2008).

        Financial results depend on many factors, particularly the price of natural gas. During the six months ended June 30, 2009, the Trust experienced a continuation of the dramatic decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

        For the calendar quarter ended June 30, 2009, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for

United States Treasury obligations were $935.70 and $899.50, respectively. On June 30, 2009, the closing price of the Treasury Obligations, as quoted on such market, was $915.10.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of June 30, 2009, this option was exercised on 281,950 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2008 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of June 30, 2009, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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

Date: August 7, 2009

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