Form 10-Q
period 2009-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2009-11-09
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

         As of November 3, 2009, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 286,650 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Royalty Income	$6,761,212	$13,207,336	$2,040,357	$4,980,328
Operating Expenses
Taxes on Production and Property	516,063	971,482	158,245	365,031
Operating Cost Charges	512,957	463,173	162,112	154,391

Total Operating Expenses	1,029,020	1,434,655	320,357	519,422

Net Proceeds to the Trust	5,732,192	11,772,681	1,720,000	4,460,906
General and Administrative Expenses	732,076	741,430	157,703	159,325

Distributable Income	5,000,116	11,031,251	1,562,297	4,301,581
Distribution Amount	$5,000,116	$11,031,251	$1,562,297	$4,301,581

Distributable Income per Unit (5,900,000 units authorized and outstanding)	$0.8475	$1.8697	$0.2648	$0.7291

Distribution Amount per Unit (5,900,000 units authorized and outstanding)	$0.8475	$1.8697	$0.2648	$0.7291

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	September 30, 2009	December 31, 2008
Assets:
Cash	$164,023	$121,173
Net Proceeds Receivable	1,746,621	3,383,989
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(75,875,510)	(74,097,304)

	17,286,670	19,064,876

Total Assets	$19,197,314	$22,570,038

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$148,347	$286,764
Distributions Payable	1,562,297	3,018,398
Trust Corpus (5,900,000 units authorized and outstanding)	17,486,670	19,264,876

Total Liabilities and Trust Corpus	$19,197,314	$22,570,038

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Trust Corpus, beginning of period	$19,264,876	$21,823,160
Distributable Income	5,000,116	11,031,251
Distributions Payable to Unitholders	(5,000,116)	(11,031,251)
Amortization of Net Profits Interests in Gas Properties	(1,778,206)	(1,924,428)

Trust Corpus, end of period	$17,486,670	$19,898,732

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1.    Organization of the Trust

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor; Bank of Montreal Trust Company, as Trustee; and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005. Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York. Consequently, references herein to the "Trustee" mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor Trustee from January 1, 2005 through October 2, 2006; and The Bank of New York Trust Company, N.A. (now known as The Bank of New York Mellon Trust Company, N.A.) as successor Trustee, effective as of October 2, 2006. The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Mellon Trust Company, N.A.

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

        After the Trust was formed, 59 of the 65 Development Wells were drilled and completed. The remaining six Development Wells were not drilled. Clear title to two of the Development Wells could not be established, and they were excluded from the Trust in accordance with the conveyance transferring them to the Trust. Eastern American asserted that the remaining four undrilled Development Wells, if drilled, would be too close to then existing wells on adjoining property, and

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1.    Organization of the Trust (Continued)

thereafter settled its dispute with the Trust about drilling those four Development Wells by agreeing instead to pay the Trust on an annual basis, commencing on April 1, 1997 and over the remaining life of the Trust for the annual volume of gas projected to be produced from those Development Wells as if they had been drilled.

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of September 30, 2009, the Trust held Net Profits Interests in 670 wells, consisting of Royalty NPI in 317 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to Eastern American's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2008, based on the Independent Petroleum Engineer's Report, 24,786 MMcf of the maximum 41,683 MMcf had been produced.

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

NOTE 2.    Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine month periods ended September 30, 2009 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

NOTE 3.    Recently Adopted Accounting Standards

        In May 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 855, Subsequent Events ("ASC 855"). ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the date of the balance sheet included in financial statements being presented, but before such financial statements are issued. ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3.    Recently Adopted Accounting Standards (Continued)

regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date are not to be recognized in the financial statements under ASC 855. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Trust adopted this standard effective as of June 30, 2009. The adoption of ASC 855 did not have a material effect on the Trust's financial statements.

        In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, became effective for our third quarter 2009 financial statements. The Codification did not change or alter existing U.S. GAAP.

NOTE 4.    Significant Accounting Policies

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to FASB Accounting Standards Codification 360, Property, Plant and

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4.    Significant Accounting Policies (Continued)

Equipment ("ASC 360"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three and nine month periods ended September 30, 2009.

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

NOTE 5.    Income Taxes

        The Trust is a grantor trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made. All income is taxed to the Unitholders of the Trust.

NOTE 6.    Subsequent Events

        Management evaluated all activity of the Trust through November 9, 2009 and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

        Eastern American had a disagreement with the Trust over Eastern American's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, Eastern American could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2009, payment for an additional volume of 3,018 Mcf was delivered to the Trust, as compared to a payment for 3,263 Mcf for the quarter ended September 30, 2008. These additional payments fulfill Eastern American's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus.

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

        In May 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 855, Subsequent Events ("ASC 855"). ASC 855 establishes principles and standards related to the accounting for and disclosure of events that occur after the date of the balance sheet included in financial statements being presented, but before such financial statements are issued. ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date are not to be recognized in the financial statements under ASC 855. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Trust adopted this standard effective as of June 30, 2009. The adoption of ASC 855 did not have a material effect on the Trust's financial statements.

        In June 2009, the FASB issued a statement that establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, became effective for our third quarter 2009 financial statements. The Codification did not change or alter existing U.S. GAAP.

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

        The Trust did not have any contractual obligations as of September 30, 2009. At September 30, 2009, the Trust had Trust General and Administrative Expenses Payable of $148,347 and Distributions Payable of $1,562,297.

Comparison of Results of Operations for Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

        The Trust's Distributable Income was $1,562,297 for the three months ended September 30, 2009 as compared to $4,301,581 for the three months ended September 30, 2008. This decrease was due to a decrease in Royalty Income for the three months ended September 30, 2009 to $2,040,357 as compared to the three months ended September 30, 2008 of $4,980,328. The decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($4.967 per Mcf for the three months ended September 30, 2009 as compared to $12.111 per Mcf for the three months ended September 30, 2008). Production of gas attributable to the Net Profits Interests did not change for the three months ended September 30, 2009 (411 MMcf) as compared to the three months ended September 30, 2008 of (411 MMcf). Taxes on Production and Property were $158,245 for the three months ended September 30, 2009 as compared to $365,031 for the three months ended September 30, 2008. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $157,703 for the three months ended September 30, 2009 as compared to $159,325 for the three months ended September 30, 2008. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $4.967 per Mcf for the three months ended September 30, 2009 and $12.111 per Mcf for the three months ended September 30, 2008. The price per Mcf was lower for the three months ended September 30, 2009 than for the corresponding three month period ended September 30, 2008 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.215 per Dth for the three months ended September 30, 2009 as compared to $10.710 per Dth for the three months ended September 30, 2008).

        Financial results depend on many factors, particularly the price of natural gas. During the third quarter of 2009, the Trust experienced a continuation of the dramatic decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Comparison of Results of Operations for Nine Months Ended September 30, 2009 and Nine Months Ended September 30, 2008

        The Trust's Distributable Income was $5,000,116 for the nine months ended September 30, 2009 as compared to $11,031,251 for the nine months ended September 30, 2008. This decrease was due to a decrease in Royalty Income for the nine months ended September 30, 2009 to $6,761,212 as compared to the nine months ended September 30, 2008 of $13,207,336. The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.631 per Mcf for the nine months ended September 30, 2009 as compared to $10.702 per Mcf for the nine months ended September 30, 2008). This decrease was also partially due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2009 (1,204 MMcf) as compared to the nine months ended September 30, 2008 (1,231 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $516,063 for the nine months ended September 30, 2009 as compared to $971,482 for the nine months ended September 30, 2008. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $732,076 for the nine months ended September 30, 2009 as compared to $741,430 for the nine months ended September 30, 2008. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees. Operating expenses include expenses of $26,620 for a recomplete on one of the existing wells, due to a casing leak.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.631 per Mcf for the nine months ended September 30, 2009 and $10.702 per Mcf for the nine months ended September 30, 2008. The price per Mcf was lower for the nine months ended September 30, 2009 than for the corresponding nine month period ended September 30, 2008 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.819 per Dth for the nine months ended September 30, 2009 as compared to $9.429 per Dth for the nine months ended September 30, 2008).

        Financial results depend on many factors, particularly the price of natural gas. During the nine months ended September 30, 2009, the Trust experienced a continuation of the dramatic decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Other Information

        For the calendar quarter ended September 30, 2009, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $936.10 and $912.00, respectively. On September 30, 2009, the closing price of the Treasury Obligations, as quoted on such market, was $933.60.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2009, this option was exercised on 286,650 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2008 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of September 30, 2009, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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

Date: November 9, 2009

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