Form 10-K
period 2009-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2010-03-15
CIK 895474

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of March 1, 2010, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, as of March 1, 2010, 288,100 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

         The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2009 of $24.00 was approximately $135 million.

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

        The following descriptions of Eastern American Natural Gas Trust (the "Trust"), the Depositary Units, the Net Profits Interests, the Underlying Properties and the calculation of amounts payable to the Trust, are subject to and qualified in their entirety by the more detailed provisions of the Trust Agreement, the Depositary Agreement, the Conveyances and the Gas Purchase Contract (each as defined below), all of which are incorporated by reference as exhibits to this Form 10-K and available upon request from the Trustee (as defined below) at the address set forth herein. The information contained herein relating to the operations of the Underlying Properties, as well as information upon which the reserve figures and financial information contained herein were derived, was furnished to the Trustee by Energy Corporation of America ("ECA").

DESCRIPTION OF THE TRUST

        The Trust was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation, as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Until January 1, 2010, Eastern American Energy Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective January 1, 2010, Eastern American Energy Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. Except as otherwise required by the context, references herein to "ECA" mean Eastern American Energy Corporation at all times prior to January 1, 2010, and mean Energy Corporation of America at all times on and after January 1, 2010. The merger of Eastern American Energy Corporation into its parent Energy Corporation of America is not expected to have any significant effect on the Trust.

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

        The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by ECA in 650 producing gas wells and 65 proved development well locations located in West Virginia and Pennsylvania (the "Underlying Properties"). A portion of the production from the wells burdened by the Net Profits Interests was intended to be eligible for credits ("Section 29 Credits") under the Internal Revenue Code of 1986 for production of gas from Devonian shale or tight formations. The Net Profits Interests to be acquired consisted of a royalty interest in 322 wells and a term interest in the remaining wells and development well locations. ECA was obligated to drill and complete, at its expense, 65 development wells (the "Development Wells") on the development well locations conveyed to the Trust. ECA has fulfilled its obligation with respect to the drilling of the Development Wells (see Note 1 of Financial Statements attached hereto). After May 15, 2012 and prior to or on May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell the remaining royalty interests and liquidate the Trust.

        On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit. Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury obligation ("Treasury Obligation") maturing on May 15, 2013. Holders of Depositary Units ("Unitholders") may withdraw the Treasury Obligations associated with the Trust Units (see "Description of Trust Units and Depositary Units"). Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was retained by ECA in consideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993.

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

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2009 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2009 was $615,789. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2009, the Trust paid ECA an overhead reimbursement of $364,136. The overhead reimbursement was established at the inception of the Trust, increases by 3.5% per year, and is payable quarterly.

THE NET PROFITS INTERESTS

The Conveyances

        The Net Profits Interests ("NPI") were created from the Underlying Properties and conveyed to the Trust pursuant to two Conveyances—one conveying a royalty interest in specified wells (the "Royalty NPI Conveyance") and the other conveying a term interest in specified wells (the "Term NPI Conveyance", and together with the Royalty NPI Conveyance, the "Conveyances"). Forms of the Conveyances have been filed as exhibits to this Form 10-K.

        The Underlying Properties are subject to and burdened by the Net Profits Interests. The interests of ECA comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. The Conveyances provide that the Trust is only entitled to gas produced from the specific wells identified in the Conveyances and is not entitled to any gas produced from adjacent wells (including adjacent wells subject to the same lease or farmout agreement as the wells subject to the Net Profits Interests). Gas produced from the Underlying Properties which is attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing Corporation ("Eastern Marketing"), a wholly-owned subsidiary of ECA, pursuant to a gas purchase contract (the "Gas Purchase Contract"). The volumes attributable to the Net Profits Interests and the purchase price for such gas is calculated for each calendar quarter, and payment for such gas is made to the Trust not later than the tenth day of the third calendar month following the end of each calendar quarter.

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2009, 25,697 MMcf of such gas had been produced. The Trust is expected to terminate in 2013. See "Description of Trust Units and Depository Units—Liquidation of the Trust".

        ECA can sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trustee or the Unitholders. In limited circumstances, ECA also can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. Prior to January 1, 2010, the limitations on ECA's right to transfer a portion of the Underlying Properties included limitations on the aggregate sales proceeds for any such sales. As of January 1, 2010, the limitations on the aggregate sales proceeds no longer apply. In addition, any abandonment of a well included in the Underlying Properties or the Development Wells will extinguish that portion of the Net Profits Interests that relate to such well. See "Sale and Abandonment of Underlying Properties; Sale of Royalty NPI."

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

        "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes" (as defined in the Conveyances). The Operating Cost Charge for 2009 was $647,917, for 2008 was $617,564 and for 2007 was $588,160. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

        Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This "Overhead Adjustment Index" has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. The adjustment for the effective time period is 5.0%. Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, ECA believes, and advised the Trustee, that the "Overhead Adjustment Index" as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. ECA, with the concurrence of the Trustee, will utilize this "Overhead Adjustment Index" to adjust the "Operating Cost Charge" so long as such index is published by COPAS.

        The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs are defined as ECA's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on ECA's or the Trust's interests in the Underlying Properties, or production therefrom.

        Although the Trust bears the full economic burden of Chargeable Costs, it does so indirectly in the calculation of Net Proceeds and the Trust is not directly liable for any share of the costs, risks, and liabilities associated with the ownership or operation of the Underlying Properties. If the Trust ever receives payments in excess of the Net Proceeds or other amounts it was not entitled to receive, the Trust will not be required to refund the money, but ECA may recover the amount of such overpayments from future distributions in accordance with the Conveyances.

        The Conveyances require ECA to maintain books, records, and accounts sufficient to calculate the volumes of gas and the share of Net Proceeds payable to the Trust. ECA provides to the Trust quarterly and annual statements of applicable production, revenues, and costs necessary for the Trust to prepare quarterly and annual financial statements with respect to the Net Profits Interests and the Underlying Properties. The financial statements of the Trust are audited annually at the Trust's expense.

Gas Purchase Contract

        Gas production attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing, a wholly owned subsidiary of ECA, pursuant to the Gas Purchase Contract which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

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

        Eastern Marketing's rights and obligations under the Gas Purchase Contract are assignable under circumstances where the assignee unconditionally assumes Eastern Marketing's obligations under the Gas Purchase Contract only if such assignee (or assignee's parent corporation if such parent guarantees the assignee's obligations) has a rating assigned to its unsecured long-term debt by Moody's Investor Service of at least Baa+ and by Standard & Poor's Corporation of at least BBB-. Under such circumstances, Eastern Marketing and ECA would be released from their obligations under the Gas Purchase Contract.

Performance Support for Gas Purchase Contract

        Gas production attributable to the Net Profits Interests is purchased by Eastern Marketing pursuant to the Gas Purchase Contract, which expires upon the Liquidation Date of the Trust. ECA has agreed to make payments under a standby performance agreement to the extent such payments are not made by Eastern Marketing under the Gas Purchase Contract.

Distributions and Income Computations

        The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts per unit for each of the quarters in 2009 were $0.3312, $0.2515, $0.2648 and $0.2587, respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

Sale and Abandonment of Underlying Properties; Sale of Royalty NPI

        ECA and any transferees have the right to abandon any well or working interest included in the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between ECA and the Trust in determining whether a well is capable of producing in paying quantities, ECA is required under the Conveyances to make any such determination as would a reasonably prudent operator in the Appalachian Basin if it were acting with respect to its own properties, disregarding (i) the existence of the Net Profits Interests as a burden on such property and (ii) the direct or indirect effect, financial or otherwise, on ECA or any of its affiliates that may result from the performance by Eastern Marketing of its obligations under the Gas Purchase Contract.

        ECA has the right, pursuant to the Conveyances, to sell all or any portion of the Underlying Properties without restrictions and without the consent of the Trust or the Unitholders; however, the purchaser of any of the Underlying Properties will acquire such Underlying Properties subject to the Net Profits Interests relating thereto (except in certain circumstances where the Trust may be required to release the Net Profits Interests, subject to its receipt of the fair value thereof). Any such purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such Underlying Properties as set forth in the preceding paragraph.

        Eastern American may sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trust or the Unitholders. In addition, until January 1, 2010, Eastern American can require the Trust to release the Net Profits Interests associated with the sale of wells, regardless of the number of wells sold, provided that such releases cannot exceed an aggregate value to the Trust of $500,000 during any 12 month period. Sales subsequent to January 1, 2010, may be made without regard to dollar limitations. These releases will be made only in connection with a sale by Eastern American of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interests (taking into account the existence of the Gas Purchase Contract with respect to the gas attributable to the Net Profits Interests to be released). Any proceeds paid to the Trust are distributable to Unitholders for the quarter in which they are received

        The Trustee is required to sell all of the Royalty NPI after May 15, 2012 and prior to the Liquidation Date. The proceeds of such sale, together with the matured face amount of the Treasury Obligations, will be distributed to Unitholders on or prior to the Liquidation Date. Under the Trust Agreement, ECA has a right of first refusal to purchase any of the Royalty NPI at the fair value to the Trust, or, if applicable, the offered third-party price, prior to the Liquidation Date.

THE UNDERLYING PROPERTIES

General

        The Underlying Properties are comprised of ECA's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2009, such properties consisted of 668 producing gas wells. The working interests of ECA comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12 1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. ECA's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2009, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 10,700 MMcf. (See "Reserves").

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

        The Underlying Properties initially included 65 specified development well locations for the drilling of the Development Wells by ECA. ECA was obligated to bear the costs of drilling and completing the Development Wells. ECA has fulfilled its obligation with respect to the drilling of the Development Wells. See Note 1 of Financial Statements attached hereto.

        ECA acquired its interests in the Underlying Properties under or through (i) oil and gas leases granted by the mineral owner directly to ECA, (ii) assignments of oil and gas leases by the lessee who originally obtained the leases from the mineral owner, (iii) farmout agreements that grant ECA the right to earn interests in the properties covered by such agreements by drilling wells and (iv) the acquisitions of oil and gas interests by ECA.

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

Reserves

        Proved Reserves of Underlying Properties and Net Profits Interests.    The following table sets forth, as of December 31, 2009, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2009 prepared by Ryder Scott Company (the "Reserve Report"). Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve

Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Annex A hereto.

	Proved Gas Reserves
					Discounted Estimated Future Net Revenues(2)
	Developed	(MMcf) Undeveloped	Total	Estimated Future Net Revenues(2)
				(Dollars in thousands)
Underlying Properties(1)	29,233	0	29,233	$123,221	$50,487

Net Profits Interests:
Royalty NPI	8,383	0	8,383	$46,418	$19,490
Term NPI	2,317	0	2,317	12,830	10,968

Total	10,700	0	10,700	$59,248	$30,458

(1)
Reserve volumes and estimated future net revenues for Underlying Properties reflect volumes and revenues distributable to ECA's entire net revenue interest with respect to the Underlying Properties.

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

Preparation of reserve report.

        As described in this Report, the interests held by the Trust consist of a net profits interest derived from working and royalty interests. The net profits interest does not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the net proceeds of the relevant production.

        The Trust retained Ryder Scott Company L.P. ("Ryder Scott"), which is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years, to prepare a third party report of the reserves attributable to the net profits interest. A signed copy of the report, dated February 5, 2010 (the "Reserve Report"), is attached as Annex A to this Report on Form 10-K and filed as exhibit 99.1. As stated in the Reserve Report, the estimates contained therein are based on accounts, records, geological and engineering data and reports and other data provided to Ryder Scott by ECA and are based on data available through August, 2009. The Trust has no access to, and its internal controls do not cover, the geological, engineering or other data and information provided by ECA to Ryder Scott in connection with the preparation of the

Reserve Report. The qualifications of Mr. Larry Thomas Nelms, the technical person primarily responsible for overseeing the preparation of the Reserve Report are as follows. Mr. Nelms, an employee of Ryder Scott since 1983, is a Managing Senior Vice President and also serves as a member of the Board of Directors, responsible for coordinating and supervising staff and consulting engineers of the company in ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Nelms served in a number of engineering positions with various oil and gas companies. Mr. Nelms earned a Bachelor of Science degree in Mechanical Engineering from Mississippi State University in 1963 and a Master of Science from the University of New Mexico in 1965, and he is a registered Professional Engineer in the State of Colorado. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, where he serves as chairman of the Denver Section and also served for three years on the board of directors. As part of his 2009 continuing education hours, Mr. Nelms attended an internally presented 16 hours of formalized training as well as the day long 2009 RSC Reserves Conference forum, and a presentation at the Denver Section of SPEE relating to the definitions and disclosure guidelines contained in the SEC's Modernization of Oil and Gas Reporting rules. Mr. Nelms has served as the instructor of the PetroSkills course entitled "Oil & Gas Reserve Evaluation" for a period of four years. Based on his education, background, professional training and more than 25 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Nelms has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 18, 2007.

        The Reserve Report was prepared for the Trust primarily to comply with the requirements of the Amended and Restated Trust Agreement pursuant to which the Trust was originally created. It was completed on February 5, 2010 and has an effective date of December 31, 2009. The report covers all of the registrant's interest in the net profits interest. The properties to which the net profits interest relate are located in the United States, specifically in West Virginia and Pennsylvania. The estimated reserves and future net income amounts presented in the Reserve Report, as of December 31, 2009 are related to hydrocarbon prices, computed in accordance with the gas contract described below and applicable SEC rules. The hydrocarbon prices used in the preparation of the Reserve Report are based on the average prices during the 12-month period prior to the ending date of the period covered in the Reserve Report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. For purposes of the Reserve Report, the proved reserves attributable to the net profits interest have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves presented reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in the Reserve Report. The Reserve Report utilized the terms of the gas contract between Eastern Marketing Corporation (a wholly owned subsidiary of ECA) and the Trust. Under the gas contract, The Trust receives the Henry Hub Average Spot Price (defined as described below) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the Wall Street Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in the Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The Trust believes that the assumptions, data, methods and procedures utilized by Ryder Scott are appropriate for the purpose served by the Reserve Report, and believes that Ryder Scott has used all methods and procedures Ryder Scott considered necessary under the circumstances to prepare the Reserve Report.

        A brief summary of Ryder Scott's conclusions with respect to the matters covered by the Reserve Report is set forth above under "Proved Reserves of Underlying Properties and Net Profits Interests." Other matters, including a discussion of the inherent uncertainties of reserves estimates, are also contained elsewhere in this Report on Form 10-K and in the Reserve Report.

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

HEALTH, SAFETY, AND ENVIRONMENTAL REGULATION

        General.    Activities on the Underlying Properties are subject to existing Federal, state and local laws and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust. It cannot be predicted what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust. However, pursuant to the terms of the Conveyances, any costs or expenses incurred in connection with environmental liabilities of ECA arising out of or related to activities occurring on or in, or conditions existing on or under, the Underlying Properties before the effective date of the Conveyances will be borne by ECA and will not be deducted in calculating Net Proceeds attributable to the Net Profits Interests. Additionally, because Unitholders will have limited liability in accordance with the Trust Agreement and Delaware law, Unitholders should be shielded from direct liability for any environmental liabilities. See "Description of Trust Units and Depositary Units—Liability of Unitholders." However, costs and expenses incurred by ECA for certain Capital Costs associated with environmental liabilities arising after the effective date of the Conveyances would reduce Net Proceeds, and would therefore be borne, in part, by the Unitholders. The following subtopics discuss some of the principal forms of health, safety, and environmental regulation to which the Underlying Properties and operations thereon are subject. The costs of complying with these regulatory requirements may burden the Net Profits Interests to the extent they arise out of or are related to activities occurring on or in, or conditions existing on or under, the Underlying Properties after the effective date of the Conveyances.

        Solid and Hazardous Waste.    The Underlying Properties include numerous properties that have produced gas for a number of years but in which ECA has held an interest for a relatively short period of time prior to the effective date of the Conveyances. ECA has informed us they have no knowledge of prior operators utilizing operating and disposal practices that were not standard in the industry at the time or that hydrocarbons or other solid or hazardous wastes have been disposed of or released on or under the Underlying Properties. Federal, state and local laws applicable to gas-related wastes have become increasingly more stringent. Under current laws, ECA or the operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

        The operations of the Underlying Properties may generate wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency (the "EPA") has limited the disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes.

        Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed or arranged for the disposal of, the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of their operations, the operators of the Underlying Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". ECA or the previous operator of the Underlying Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed.

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

DESCRIPTION OF TRUST UNITS AND DEPOSITARY UNITS

        The following information is subject to the detailed provisions of the Deposit Agreement originally entered into by ECA, the Trustee, and Bank of Montreal Trust Company, as Depositary (the "Depositary") and all holders from time to time of Depositary Units (the "Deposit Agreement"), a copy of which is filed as an exhibit to this Form 10-K.

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

Liquidation of the Trust

        The Trust will be liquidated and the Royalty NPI will be sold prior to the Liquidation Date, which is expected to occur in 2013. Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations. Under the Trust Agreement, ECA has a right of first refusal to purchase the Royalty NPI at fair market value, or, if applicable, the offered third-party price, prior to the Liquidation Date.

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

Available Information

        The Trust makes copies of its reports under the Exchange Act available at www.businesswire.com/cnn/ngt.htm. The Trust's filings under the Exchange Act are also available electronically from the website maintained by the Securities and Exchange Commission at http://www.sec.gov. The Trust will also provide electronic and paper copies of its recent filings free of charge upon request to the Trustee.

Item 1A.    Risk Factors.

        Following is a summary of the principal risks associated with an investment in Units in the Trust.

         Natural gas prices fluctuate due to a number of factors, and lower prices will reduce net proceeds to the Trust and distributions to Unitholders.

        The Trust's revenues and distributions to Unitholders are highly dependent on the sales prices as reflected in the Henry Hub Average Price, as defined in the Gas Purchase Contract, and on the quantities of natural gas attributable to the Net Profits Interests. Prices for natural gas can fluctuate widely in response to a number of factors that are beyond the control of ECA and the Trust. These factors include:

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

        None of the Trust, Trustee nor the Unitholders is able to influence or control the operation of the properties. All of the wells are operated by ECA. As operator, ECA has the right to abandon or sell any well if, in its opinion, the well or property ceases to produce or is not capable of producing in commercially paying quantities. In general, upon abandonment of any well to which the Net Profits Interests relate, that portion of the Net Profits Interests will be extinguished.

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

        Administrative costs, including the Trustee's fee and other professional services fees and expenses, are deducted prior to distributions to Unitholders. Consequently, administrative costs adversely affect distributions to Unitholders.

         The legal status of the Net Profits Interests under some circumstances is unclear.

        At the time of the formation of the Trust, ECA noted that it was likely that the Net Profits Interests would not be treated as real property interests under the laws of West Virginia and Pennsylvania. Nevertheless, ECA recorded the Conveyances in the real property records of West Virginia and Pennsylvania in accordance with local recording acts. ECA believes that, if, during the term of the Trust, ECA becomes involved as a debtor in a bankruptcy proceeding under the Federal Bankruptcy Code, the Net Profits Interests relating to the Underlying Properties located in West Virginia would be treated as fully conveyed personal property interests. However, if the Conveyances were held to constitute executory contracts, and, if such contracts were not to be assumed in a bankruptcy proceeding, the Trust probably would be treated as an unsecured creditor of ECA. With respect to the properties located in Pennsylvania, which represented approximately 10% of the reserves attributable to the Net Profits Interests at the inception of the Trust, ECA believed that there is a greater risk that the Net Profits Interests would not be treated as fully conveyed property interests and instead the Conveyances could be treated as executory contracts, meaning that the Trust could be treated as an unsecured creditor with respect to those interests.

         The Net Profits Interests are subject to any defects in ECA's rights to the Underlying Properties.

        The Net Profits Interests are subject to any defects in ECA's rights with respect to the Underlying Properties. ECA believes that its interests with respect to the Underlying Properties are good and defensible in accordance with standards generally accepted in the Appalachian oil and gas industry, subject to exceptions which do not detract substantially from the value of its interests. However, it is possible that leases or farmout agreements could be treated as executory contracts if the third party lessor or farmor under a farmout agreement were to become a debtor in bankruptcy, meaning that it is possible that a lease or farmout agreement could be rejected in a bankruptcy proceeding.

         The opinion of tax counsel obtained at inception of the Trust is not binding on the IRS or any court.

        At the inception of the Trust, ECA received an opinion of counsel that the Trust is a grantor trust and not an association taxable as a corporation for Federal income tax purposes, and that each Unitholder would be taxed directly on his pro rata share of the income attributable to assets of the Trust and, subject to certain limitations, would be entitled to claim depletion deductions and tax credits attributable to the Royalty NPI and would be entitled to claim his pro rata share of other deductions attributable to assets of the Trust. However, the opinion of counsel is not binding on the IRS or any court.

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

         ECA and the Trust may have conflicts of interest.

        The interests of ECA and the interests of the Trust and the Unitholders may at times be different. For example, ECA's interests may conflict with those of the Trust and Unitholders in situations involving the development, operation or abandonment of the Underlying Properties or adjacent properties. In making decisions with respect to such operations, or otherwise with respect to the development, operation or abandonment of the Underlying Properties, ECA is required to act as a reasonably prudent operator in the Appalachian Basin would act with respect to its own properties, without regard to the existence of the Net Profits Interests and without regard to any possible adverse effect on Eastern Marketing or ECA under the Gas Purchase Contract. In addition, ECA has agreed not to drill any well within 1,000 feet of any well subject to the Net Profits Interests which produces oil or gas from the same formations or horizons as any such producing well. These covenants would not prohibit ECA from drilling additional wells on the same property as the wells subject to the Net Profits Interests provided that ECA complies with both of these covenants. In addition, these covenants would not prohibit ECA from drilling development wells on adjacent properties provided that ECA complies with the 1,000 foot limitation. If ECA is permitted under these covenants to drill additional development wells near the wells subject to the Net Profits Interests, the additional wells could cause drainage of the reserves attributable to the Net Profits Interests. These covenants apply only to ECA, and do not apply to third parties.

        In addition, ECA's interests may conflict with those of the Trust and the Unitholders in situations involving the sale of Underlying Properties. ECA has the right to sell all or any portion of the Underlying Properties without restrictions; however, except in limited circumstances where ECA may require the Trust to release the Net Profits Interests, the Conveyances provide that the purchaser of any of the Underlying Properties will acquire such Underlying Properties subject to the Net Profits Interests. The Conveyances provide that a purchaser will be subject to the same standards of conduct with respect to development, operation and abandonment of such Underlying Properties as are applicable to ECA. ECA has the right, subject to limitations, to cause the Trust to release a portion of the Net Profits Interests in connection with a sale of a portion of the Underlying Properties.

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

        Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on liability as is accorded under the laws of such state to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware would give effect to such limitation.

         There are risks associated with the financial position of ECA.

        ECA is a privately held, independent energy company engaged primarily in the exploration, development, production, transportation and marketing of natural gas within the Appalachian Basin. The ability of Eastern Marketing and ECA to perform their obligations under the Gas Purchase Contract depends on their financial condition, which in turn depends upon the supply and demand for natural gas, economic conditions and upon financial, business and other factors, many of which are beyond the control of ECA.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        None.

Item 4.    [Reserved].

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

        The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT." The high and low closing prices and distributions paid during the quarters in the two-year period ended December 31, 2009 were as follows:

Quarter	High	Low	Distributions Paid
2008:
First (to March 31, 2008)	$28.60	$26.36	$0.4700
Second (to June 30, 2008)	$30.84	$27.65	$0.6706
Third (to September 30, 2008)	$30.61	$24.50	$0.7291
Fourth (to December 31, 2008)	$26.76	$22.74	$0.5116
2009:
First (to March 31, 2009)	$26.92	$22.61	$0.3312
Second (to June 30, 2009)	$26.01	$23.86	$0.2515
Third (to September 30, 2009)	$24.25	$23.00	$0.2648
Fourth (to December 31, 2009)	$24.29	$23.23	$0.2587

        At March 1, 2010, the 5,900,000 Depositary Units outstanding were held by approximately 200 Unitholders of record.

        With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2009 to December 31, 2009 were $950.80 and $899.50, respectively. The closing price on December 31, 2009 was $935.90 per $1,000 face amount.

        During the fourth quarter of 2009, there were no purchases of Units made by or on behalf of the Trust or any "affiliated purchaser" as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.    Selected Financial Data.

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Royalty Income	$8,868,114	$17,028,373	$14,660,909	$17,663,792	$18,179,459
Distributable Income	$6,526,597	$14,049,648	$12,006,605	$14,158,872	$14,597,387
Distribution Amount	$6,526,597	$14,049,648	$12,506,605	$14,658,872	$13,712,387
Distributable Income per unit	$1.1062	$2.3813	$2.0350	$2.3998	$2.4741
Distribution Amount per unit	$1.1062	$2.3813	$2.1198	$2.4846	$2.3241
Total assets at year end	$18,635,014	$22,570,038	$24,953,135	$28,165,747	$32,954,834

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

        During the fourth quarter of 2009 an oil and gas company contacted ECA to inquire as to whether it would assign the Bond J-748 gas well ("Well") which is a well in which the Trust owns a Net Profits Interest. ECA reviewed the Trust Agreement and certified to the Trustee that the Well could be sold free from the Net Profits Interest and that assignment of the Well did not conflict with the provisions of section 3.02 of the Second Amended and Restated Trust Agreement. The Well had not produced since 2006 due to mechanical problems and had become uneconomic to produce. The Well was assigned to avoid potential plugging and abandonment costs and liabilities. The Trust received no cash distribution for the assignment of the Well due to the fact that the Well was transferred for no cash consideration.

        Also, during the fourth quarter of 2009 the Sheilds #1 gas well ("Well"), a Well in which the Trust owns a Net Profits Interest, was plugged and abandoned. The Well had not been producing due to down-hole mechanical problems and was no longer capable of commercial production. Therefore, the Well was plugged and abandoned in accordance with the regulations of the Pennsylvania Department of Environmental Protection.

        Over the remaining life of the Trust, wells may be disposed of from time to time in accordance with the documents governing the Trust.

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2009 was $615,789, including the Trustee's fee of $108,000. In addition to such expenses, in 2009, the Trust paid ECA an overhead reimbursement of $364,136. The overhead reimbursement increases by 3.5% per year and is payable quarterly. The costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to The Financial Accounting Standards Board ("FASB") Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus.

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

        The Trust did not have any contractual obligations as of December 31, 2009. At December 31, 2009, the Trust had General and Administrative Expenses Payable of $213,744 and Distributions Payable of $1,526,481.

Results of Operations

2009 Compared with 2008

        The Trust's Distributable Income was $6,526,597 for the year ended December 31, 2009 as compared to $14,049,648 for the year ended December 31, 2008. This decrease was due to a decrease in Royalty Income for the year ended December 31, 2009 ($8,868,114) as compared to the year ended December 31, 2008 ($17,028,373). The decrease in Royalty Income was due to a decrease in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($5.534 per Mcf for the year ended December 31, 2009 as compared to $10.406 per Mcf for the year ended December 31, 2008). The decrease was also partially due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2009 (1,604 Mmcf) as compared to the year ended December 31, 2008 (1,637 Mmcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $676,110 for the year ended December 31, 2009 as compared to $1,254,139 for the year ended December 31, 2008. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. Trust General and Administrative Expenses were $979,925 for the year ended December 31, 2009 as compared to $1,107,022 for the year ended December 31, 2008. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred.

        Amortization of Net Profits Interests in Gas Properties was $2,370,117 for the year ended December 31, 2009 as compared to $2,558,284 for the year ended December 31, 2008. This decrease was due to the decrease in production volumes and a decrease in the depletion rate to $1.4769 for the year ended December 31, 2009 from $1.5627 for the year ended December 31, 2008.

        The average price payable to the Trust for gas production attributable to the Net Profits Interests was $5.534 per Mcf for the year ended December 31, 2009 and $10.406 per Mcf for the year ended December 31, 2008. The price per Mcf was lower for the year ended December 31, 2009 than for the year ended December 31, 2008 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.731 per Dth for the year ended December 31, 2009 as compared to $9.160 per Dth for the year ended December 31, 2008).

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not engage in any operations and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described in detail elsewhere herein, gas production attributable to the Net Profits Interest is sold to Eastern Marketing, a wholly owned subsidiary of ECA pursuant to the Gas Purchase Contract described herein.

Item 8.    Financial Statements and Supplementary Data.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Energy Corporation of America ("ECA"), and the independent reserve engineer to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure. In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by ECA.

        As of December 31, 2009, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by ECA, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information. The contractual limitations creating potential weaknesses in disclosure controls and procedures may be deemed to include:

  •
  ECA and its consolidated subsidiaries manage information relating to the Trust, including (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves; and

  •
  The Trustee necessarily relies upon the independent reserve engineer, as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

        Other than reviewing the financial and other information provided to the Trust by ECA and the independent reserve engineer, the Trustee made no independent or direct verification of this financial or other information.

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Trust's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 11.    Executive Compensation.

        The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2009, December 31, 2008 and December 31, 2007, The Bank of New York Mellon Trust Company, N.A., as Trustee, received $108,000 annually, as Trustee fees and $507,789, $647,198 and $513,663, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        (a)   Security Ownership of Certain Beneficial Owners.

        Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than 5% of the Units as of March 1, 2010, except as follows:

Name	Number of Shares	Percent of Class
Lucas Capital Management LLC(1)	325,425	5.5%
2 Bridge Ave. Red Bank NJ 07701
Branzan Investment Advisors, Inc.(2)	336,950	5.7%

(1)
Reference is hereby made to the Schedule 13G filed by Lucas Capital Management LLC on January 14, 2010 for information regarding the ownership of the reporting person.

(2)
Reference is hereby made to the Schedule 13G filed by Branzan Investment Advisors, Inc. on August 19, 2009 for information regarding the ownership of the reporting person.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The Trust has no directors. Since January 1, 2009, there has not been, and there is not currently proposed, any transaction or series of similar transactions requiring disclosure under Item 404 of Regulation S-K.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The fees PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust's annual financial statements and review of the Trust quarterly interim financial statements were $205,000 in 2009 and $210,078 in 2008.

Audit-Related Fees

        PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust's financial statements.

Tax Fees

        The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice or planning were $107,250 in 2009 and $103,000 in 2008.

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

Exhibits

        Except as otherwise indicated below, all exhibits, except Exhibits 31, 32 and 99.1, are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission. All references are to the registrant's Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
99.1	Report of Ryder Scott Company L.P. dated February 5, 2010

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2010.

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

February 5, 2010

Eastern American Natural Gas Trust
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue
Suite 500
Austin, Texas 78701

Gentlemen:

        Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2009. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). As of January 1, 2010 EAEC merged with and into ECA with ECA being the surviving entity and now ECA, by operation of law, is the owner of the underlying properties burdened by the Net Profits Interest owned by the Trust. The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2009 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below

	As of December 31, 2009
Proved Net Developed	Gas	Estimated Future Net Cash Inflows	Present Value At 10%
	(MMCF)	(M$)	(M$)
Royalty NPI	8,383	46,418	19,490
Term NPI	2,317	12,830	10,968

Total	10,700	59,248	30,458

        Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2010 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by ECA. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and ECA will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, ECA requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. The Trust Agreement provides that the "Term NPI" entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the "Term NPI" until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced. For purposes of this report, the "Term NPI" was limited to May 15, 2013.

        All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

        The proved reserves and income data were estimated based on the definitions and disclosure guidelines contained in the United States Securities and Exchange Commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations).

        Securities and Exchange Commission Regulation S-X §229.4-10(a) (22) defines proved oil and gas reserves as follows:

        Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

    (i) The area of the reservoir considered as proved includes:

      (A) The area identified by drilling and limited by fluid contacts, if any, and

      (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.

    (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.

    (iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.

    (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:

      (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and

      (B) The project has been approved for development by all necessary parties and entities, including governmental entities.

    (v) Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

        In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2009 from this report are presented in the following table:

	As of December 31, 2009
Total Proved	Royalty NPI	Term NPI	Totals
Future Cash Inflows (M$)	46,418	12,830	59,248
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0

Total Costs (M$)	$0	0	0
Future Net Cash Inflows
Before Income Tax (M$)	46,418	12,830	59,248
Present Value at 10%
Before Income Tax (M$)	18,308	10,333	28,641

	As of December 31, 2009
Proved Net Developed Reserves	Royalty NPI	Term NPI	Totals
Gas (MMCF)	8,383	2,317	10,700
Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0
Total Proved Net Reserves
Gas (MMCF)	8,383	2,317	10,700

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

        This report utilized the terms of the gas contract between Eastern Marketing Corporation (a wholly owned subsidiary of ECA) and the Trust. Gas price is to be determined by a weighted price consisting of two components during a primary term defined to begin on January 1, 1993 and end December 31, 1999. The first component is the "Fixed" price which has been defined as $2.66 per Mcf beginning January 1, 1993. This price escalates 5 percent per year on January 1 of each year during the primary term beginning in 1994. The second component is the "Variable" price which for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the Wall Street Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in the Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The weighted average price is determined by giving the "Fixed" price a 66 2/3 percent weighting and the variable price a 33 1/3 percent weighting.

        Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. ECA computed the "Variable" price under the gas contract as of December 31, 2009 as $5.537 per Mcf, utilizing $4.731 as the Henry Hub Average Spot Price computed in accordance with the gas contract but utilizing the SEC guidelines that require the price to be based on the 12-month period prior to the ending date of the period covered in this report .

        Operating costs for the leases and wells in this report were supplied by ECA and include only costs defined as applicable under terms of the Trust. The current operating costs were held constant throughout the life of the properties. This study does not consider the salvage value of the lease equipment or the abandonment cost.

        No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

        Our reserve estimates are based upon a study of the properties in which the Trust has interests; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities which may exist nor were any costs included for potential liability to restore and clean up damages, in any, caused by past operating practices. ECA informed us that it has furnished us all of the accounts, records, geological and engineering data and reports and other data as were required for our investigation. The ownership interests, terms of the Trust, prices, taxes, and other factual data furnished to us in connection with our investigation were accepted as represented. The estimates presented in this report are based on data available through August, 2009.

        At the time of formation of the Trust, ECA assigned The Trust an interest in 65 undeveloped locations. During the period 1993 through 1998, ECA has completed it's drilling obligation. A total of 59 wells were drilled over this period. Two wells were not drilled due to title failure and four wells were not drilled due to short spacing. Reserves and projections of future production are included for the four locations which were not drilled due to short spacing.

        The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered. Moreover, estimates of proved reserves may increase or decrease as a result of future operations of ECA. Moreover, due to the nature of the Net

Profits Interest, a change in the future costs, or prices different from those projected herein may result in a change in the computed reserves and the Net Proceeds to the Trust even if there are no revisions or additions to the gross reserves attributed to the property.

        The future production rates from properties now on production may be more or less than estimated because of changes in market demand or allowables set by regulatory bodies. Properties which are not currently producing may start producing earlier or later than anticipated in our estimates of their future production rates.

        The future prices received by ECA for the sale of its production may be higher or lower than the prices used in this report as described above, and the operating costs and other costs relating to such production may also increase or decrease from existing levels; however, such possible changes in prices and costs were, in accordance with rules adopted by the Securities and Exchange Commission, omitted from consideration in preparing this report.

        At the request of ECA, we have included the following table which summarizes the total net reserves estimates from combined interest of ECA and the Trust in the Underlying Properties:

Estimated Net Reserve Data
Certain Combined Leasehold Interests of
Energy Corporation of America
And The Trust
As of December 31, 2009
SEC Parameters

	Proved
			Total Proved
Net Remaining Reserves	Developed	Undeveloped
Gas-MMCF	29,233	0	29,233

        The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $123,220,946 and $50,486,568, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

Standards of Independence and Professional Qualification

        Ryder Scott is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years. Ryder Scott is employee owned and maintains offices in Houston, Texas; Denver, Colorado; and Calgary, Alberta, Canada. We have over eighty engineers and geoscientists on our permanent staff. By virtue of the size of our firm and the large number of clients for which we provide services, no single client or job represents a material portion of our annual revenue. We do not serve as officers or directors of any publicly traded oil and gas company and are separate and independent from the operating and investment decision-making process of our clients. This allows us to bring the highest level of independence and objectivity to each engagement for our services.

        Ryder Scott actively participates in industry related professional societies and organizes an annual public forum focused on the subject of reserves evaluations and SEC regulations. Many of our staff have authored or co-authored technical papers on the subject of reserves related topics. We encourage our staff to maintain and enhance their professional skills by actively participating in ongoing continuing education.

        Ryder Scott requires that staff engineers and geoscientists have received professional accreditation, and are maintaining in good standing, a registered or certified professional engineer's license or a registered or certified professional geoscientist's license, or the equivalent thereof, from an appropriate governmental authority or a recognized self-regulating professional organization prior to becoming an officer of the Company.

        We are independent petroleum engineers with respect to Energy Corporation of America. Neither we nor any of any of our employees have any interest in the subject properties and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.

        The professional qualifications of the undersigned, the technical person primarily responsible for preparing the reserves information discussed in this report, are included as an attachment to this letter.

Terms of Usage

        This report was prepared for the exclusive use and sole benefit of Eastern American Natural Gas Trust and Energy Corporation of America and may not be put to other use without our prior written consent for such use. The data and work papers used in the preparation of this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

Very truly yours,
RYDER SCOTT COMPANY, L.P. TBPE Firm Registration No. F-1580
Larry T. Nelms P. E. Managing Senior Vice President

EASTERN AMERICAN NATURAL GAS TRUST

FINANCIAL STATEMENTS

as of December 31, 2009 and 2008
and for the years ended
December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Eastern American Natural Gas Trust and
The Bank of New York Mellon Trust Company, N.A., Trustee

        We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2009 and 2008, and the related statements of distributable income, and statements of changes in trust corpus for each of the three years in the period ended December 31, 2009. We also have audited the Trust's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2009 and 2008, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 12, 2010

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2009 and 2008

	2009	2008
Assets:
Cash	$140,972	$121,173
Prepaid Expenses	25,000	—
Net Proceeds Receivable	1,774,283	3,383,989
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(76,467,421)	(74,097,304)

	16,694,759	19,064,876

Total Assets	$18,635,014	$22,570,038

Liabilities and Trust Corpus:
Trust General and Administrative
Expenses Payable	$213,774	$286,764
Distributions Payable	1,526,481	3,018,398
Trust Corpus (5,900,000 units authorized and outstanding)	16,894,759	19,264,876

Total Liabilities and Trust Corpus	$18,635,014	$22,570,038

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended

December 31, 2009, 2008 and 2007

	2009	2008	2007
Royalty Income	$8,868,114	$17,028,373	$14,660,909
Operating Expenses:
Taxes on Production and Property	676,110	1,254,139	1,104,557
Operating Cost Charges	685,529	617,564	588,160

Total Operating Expenses	1,361,639	1,871,703	1,692,717

Net Proceeds to the Trust	7,506,475	15,156,670	12,968,192
General and Administrative Expenses	979,925	1,107,022	961,587
Interest Income	47	—	—

Distributable Income	6,526,597	14,049,648	12,006,605
Cash Reserve Refunded (Withheld)	—	—	500,000

Distribution Amount	$6,526,597	$14,049,648	$12,506,605

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$1.1062	$2.3813	$2.0350

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$1.1062	$2.3813	$2.1198

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended

December 31, 2009, 2008 and 2007

	2009	2008	2007
Trust Corpus, Beginning of Period	$19,264,876	$21,823,160	$25,261,218
Distributable Income	6,526,597	14,049,648	12,006,605
Distributions Paid or Payable to Unitholders	(6,526,597)	(14,049,648)	(12,506,605)
Amortization of Net Profits Interests in Gas Properties	(2,370,117)	(2,558,284)	(2,938,058)

Trust Corpus, End of Period	$16,894,759	$19,264,876	$21,823,160

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS

1. Organization of the Trust:

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Energy Corporation of America ("ECA"), as grantor, Bank of Montreal Trust Company, as Trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Effective May 8, 2000, The Bank of New York acquired the corporate trust business of the Bank of Montreal Trust Company / Harris Trust, and consequently, The Bank of New York served as trustee of the Trust. On November 20, 2004, the holders of a majority of the Trust Units voting at a special meeting approved the resignation of The Bank of New York as trustee and depository of the Trust and the appointment of JPMorgan Chase Bank, N.A. as successor trustee of the Trust, effective as of January 1, 2005. Effective October 2, 2006, The Bank of New York Trust Company, N. A. replaced JPMorgan Chase Bank, N.A. as trustee in connection with the sale by JPMorgan Chase Bank of substantially all of its corporate trust business to The Bank of New York. Consequently, references herein to the "Trustee" mean Bank of Montreal Trust Company until May 8, 2000; The Bank of New York as successor Trustee from May 8, 2000 through December 31, 2004; JPMorgan Chase Bank, N.A. as successor trustee, from January 1, 2005 through October 2, 2006; and The Bank of New York, N.A. as successor Trustee (now known as The Bank of New York Mellon Trust Company, N.A.), effective as of October 2, 2006. The transfer agent for the Trust is Bondholder Communications, an affiliate of The Bank of New York Mellon Trust Company, N.A.

        The purpose of the Trust is to acquire and hold net profits interests owned by ECA in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Underlying Properties are operated by ECA. The Net Profits Interests (the "Net Profits Interests") consist of a Royalty interest in 322 wells and a Term interest in the remaining wells and locations. ECA drilled 59 of the 65 development wells.

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2009, 25,697 MMcf of such gas had been produced.

        ECA can sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trustee or the Unitholders. In limited circumstances, ECA also can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. In addition, any abandonment of a well included in the Underlying Properties or the Development Wells will extinguish that portion of the Net Profits Interests that relate to such well.

        Four (4) of the remaining six (6) development wells were closely offset by third parties. Since the wells drilled by the third parties were within 1,000 feet of these development wells, ECA had a disagreement with the Trust over ECA's obligation to drill these closely offset development wells. The Trust agreed that, in lieu of drilling these closely offset development wells ECA can provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by the Ryder Scott Company.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

1. Organization of the Trust: (Continued)

        The two (2) remaining development wells were not drilled because ECA was unable to cure various title defects associated with these wells. ECA advised the Trust that it made a diligent effort to cure title but was unsuccessful. In West Virginia, an oil and gas well cannot be drilled unless a full and complete 100% leasehold interest is first obtained. Drilling an oil and gas well without obtaining the entire leasehold estate would expose the oil and gas operator and the Trust to a possible suit for trespass. Pursuant to the Term Net Profits Interest Conveyance, if the state of title to the drill site to any development well renders such property undrillable in the good faith opinion of ECA under the Reasonably Prudent Operator Standard then such drill site(s) shall be construed as a development well(s). Consequently, ECA has fulfilled its commitment to the Trust to drill the required number of development wells.

        On March 15, 1993, 5,900,000 depositary units were issued in a public offering at an initial public offering price of $20.50 per depositary unit. Each depositary unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury Obligation ("Treasury Obligation") maturing on May 15, 2013. Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was paid to ECA in consideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993. The Treasury Obligations are directly owned by the Unitholders and are not part of the Trust Corpus. The Treasury Obligations are on deposit with the Trustee pursuant to the Deposit Agreement.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three and twelve month periods ended December 31, 2009.

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

        The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses which include Taxes on Property and Production and Operating Cost Charges are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of ECA, require payment with respect to gas

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies: (Continued)

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

3. Effects of New Pronouncements:

        In January 2009, the SEC published its final rule regarding the modernization of oil and gas reporting, which modifies the SEC's reporting and disclosure rules for oil and gas reserves. The most notable changes of the final rule include the replacement of the single day period-end pricing to value natural gas and oil reserves to a 12-month average of the first day of the month price for each month within the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, disclosure previously prohibited by SEC rules. The revised reporting and disclosure requirements were effective for us as of December 31, 2009. Early adoption was not permitted.

        In January 2010, the FASB issued changes in its oil and gas reserve estimation and disclosure requirements to align them with the SEC's final rule discussed above. These changes were also effective for us as of December 31, 2009.

        We applied the above changes to our financial statements as of and for the year ended December 31, 2009. The impact of the adoption of the SEC final rule on our financial statements is not practicable to estimate due to the operational and technical challenges associated with calculating a cumulative effect of adoption by preparing reserve reports under both the old and new rules.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Effects of New Pronouncements: (Continued)

The Codification, which changes the referencing of financial standards, became effective for our third quarter 2009 financial statements and did not have an impact on the Trust's financial statements. The Codification did not change or alter existing U.S. GAAP.

4. Income Taxes:

        Tax counsel to ECA advised ECA at the time of formation that, under then current tax laws, the Trust would be classified as a grantor trust for federal and state income tax purposes and, therefore, would not be subject to taxation at the Trust level.

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

5. Distributions to Unitholders:

        The Trustee determines for each quarter the amount available for distribution to the Unitholders. Such amount will be equal to the excess, if any, of the cash received by the Trust, on or before the tenth day of the third month following the end of each calendar quarter ending prior to the dissolution of the Trust, from the Net Profits Interests then held by the Trust attributable to production during such quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established at the discretion of the Trustee for the payment of contingent or future obligations of the Trust. Cash received by the Trustee in a particular quarter from the Net Profits Interests will reflect actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. In accordance with the Trust Agreement and Delaware law, Unitholders should be shielded from direct liability for any environmental liabilities. However, costs and expenses incurred by ECA for certain Capital Costs associated with environmental liabilities arising after the effective date of the Conveyances would reduce Net Proceeds, and would therefore be borne, in part, by the Unitholders.

        Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2009 are expected to be received by the Trust and distributed to the Unitholders on March 15, 2010. The December 31, 2008 Net Proceeds Receivable were received and distributed by the Trust on March 13, 2009.

6. Related Party Transactions:

        The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $615,789 for the year ended December 31, 2009, $755,198 for the year ended December 31, 2008 and $621,663 for the year ended December 31, 2007. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse ECA for overhead expenses. The initial fee

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Related Party Transactions: (Continued)

at the inception of the Trust was $210,000. The Trustee paid ECA $364,136, $351,824 and $339,924 for overhead expenses for 2009, 2008 and 2007, respectively. Operating Cost Charges included in the Statements of Distributable Income are paid to ECA.

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

        Under a standby performance agreement, ECA has agreed to make payments under the Gas Purchase Contract to the extent such payments are not made by Eastern Marketing.

7. Subsequent Events:

        Management evaluated all activity of the Trust through the date of the filing of these financial statements and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements except as follows:

        The Trust was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation, as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Until January 1, 2010, Eastern American Energy Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective January 1, 2010, Eastern American Energy Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. The merger of Eastern American Energy Corporation into its parent Energy Corporation of America is not expected to have any significant effect on the Trust.

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

        The standardized measure of discounted future net cash flows was determined based on reserve estimates prepared by the independent petroleum engineering consultants, Ryder Scott. Fixed gas prices were used during the Primary Term, which ended December 31, 1999. The gas prices used thereafter are based solely on the fourth quarter Variable Price component.

        The reserves and revenue values for the Underlying Properties transferred to the Trust were estimated from projections of reserves and revenue values attributable to the combined ECA and Trust interests in these properties. Reserve quantities are calculated differently for the Net Profits Interests because such interests do not entitle the Trust to a specific quantity of gas but to 90% of the Net Proceeds derived therefrom. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves between those held by the Trust and the interests to be retained by ECA. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. The reserves presented for the Net Profits Interests reflect quantities of gas that are free of future costs or expenses. The allocation of proved reserves between the Trust and ECA will vary in the future as relative estimates of future gross revenues and future costs and expenses vary.

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

        The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 2007 to December 31, 2009:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
Balance, January 1, 2007	9,885	4,814	14,699
Production	(774)	(984)	(1,758)
Revisions of previous estimates	901	(5)	896

Balance, December 31, 2007	10,012	3,825	13,837
Production	(707)	(930)	(1,637)
Revisions of previous estimates	530	179	709

Balance, December 31, 2008	9,835	3,074	12,909
Production	(694)	(911)	(1,605)
Revisions of previous estimates	(758)	154	(604)

Balance, December 31, 2009	8,383	2,317	10,700

        The Trust's share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
December 31, 2007	10,012	3,825	13,837

December 31, 2008	9,835	3,074	12,909

December 31, 2009	8,383	2,317	10,700

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The following is the standardized measure of discounted future net cash flows as of December 31, 2009 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$61,761	$15,072	$76,833
Future production taxes	(2,982)	(644)	(3,626)
Future production costs	(12,361)	(1,598)	(13,959)

Future net cash inflows	46,418	12,830	59,248
10% discount factor	(26,918)	(1,862)	(28,790)

Standardized measure of discounted future net cash flows	$19,490	$10,968	$30,458

        The following is the standardized measure of discounted future net cash flows as of December 31, 2008 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$112,434	$33,015	$145,449
Future production taxes	(5,079)	(1,341)	(6,420)
Future production costs	(13,734)	(2,417)	(16,151)

Future net cash inflows	93,621	29,257	122,878
10% discount factor	(55,987)	(5,300)	(61,287)

Standardized measure of discounted future net cash flows	$37,634	$23,957	$61,591

        The following is the standardized measure of discounted future net cash flows as of December 31, 2007 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$99,875	$35,706	$135,581
Future production taxes	(4,548)	(1,475)	(6,023)
Future production costs	(12,829)	(2,711)	(15,540)

Future net cash inflows	82,498	31,520	114,018
10% discount factor	(48,771)	(6,733)	(55,504)

Standardized measure of discounted future net cash flows	$33,727	$24,787	$58,514

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes during 2007, 2008 and 2009 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI
Standardized measure, January 1, 2007	$33,779	$29,481	$63,260
Net proceeds to the Trust	(9,383)	(3,585)	(12,968)
Revisions of previous estimates	3,810	(21)	3,789
Accretion of discount	3,378	2,948	6,326
Net change in price and production costs	(682)	(287)	(969)
Other	2,825	(3,749)	(924)

Standardized measure, December 31, 2007	$33,727	$24,787	$58,514
Net proceeds to the Trust	(11,548)	(3,609)	(15,157)
Revisions of previous estimates	2,529	854	3,383
Accretion of discount	3,372	2,479	5,851
Net change in price and production costs	5,047	1,570	6,617
Other	4,507	(2,124)	2,383

Standardized measure, December 31, 2008	$37,634	$23,957	$61,591
Net proceeds to the Trust	(5,881)	(1,625)	(7,506)
Revisions of previous estimates	(2,157)	438	(1,719)
Accretion of discount	3,763	2,396	6,159
Net change in price and production costs	(17,593)	(4,164)	(21,756)
Other	3,724	(10,034)	(6,309)

Standardized measure, December 31, 2009	$19,490	$10,968	$30,458

  Quarterly Financial Data (Unaudited):

        The following is a summary of royalty income and distributable income per unit by quarter in 2009, 2008 and 2007 (all amounts in thousands except Distributable income per unit):

2009	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$2,666	$2,055	$2,040	$2,107	$8,868
Distributable Income	$1,953	$1,484	$1,563	$1,527	$6,527
Distributable Income Per Unit	$0.3312	$0.2515	$0.2648	$0.2587	$1.0162

2008	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$3,548	$4,679	$4,980	$3,821	$17,028
Distributable Income	$2,773	$3,957	$4,302	$3,018	$14,050
Distributable Income Per Unit	$0.4700	$0.6706	$0.7291	$0.5116	$2.3813

2007	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$3,565	$3,855	$3,694	$3,547	$14,661
Distributable Income	$2,832	$3,144	$3,084	$2,947	$12,007
Distributable Income Per Unit	$0.4800	$0.5328	$0.5228	$0.4995	$2.0350