Form 10-Q
period 2010-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2010-05-07
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

         As of May 3, 2010, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 505,100 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Royalty Income	$2,152,833	$2,665,596
Operating Expenses
Taxes on Production and Property	165,578	201,002
Operating Cost Charges	164,651	162,112

Total Operating Expenses	330,229	363,114

Net Proceeds to the Trust	1,822,604	2,302,482
General and Administrative Expenses	514,600	348,342
Interest Income	21	—

Distributable Income	1,308,025	1,954,140

Distribution Amount	$1,308,025	$1,954,140

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.2217	$0.3312

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.2217	$0.3312

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	March 31, 2010	December 31, 2009
Assets:
Cash	$54,360	$140,972
Prepaid Expenses	—	25,000
Net Proceeds Receivable	1,822,604	1,774,283
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(77,053,998)	(76,467,421)

	16,108,182	16,694,759
Total Assets	$17,985,146	$18,635,014

Liabilities and Trust Corpus:
Trust General and Administrative
Expenses Payable	$368,939	$213,774
Distributions Payable	1,308,025	1,526,481
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	16,308,182	16,894,759

Total Liabilities and Trust Corpus	$17,985,146	$18,635,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Trust Corpus, Beginning of Period	$16,894,759	$19,264,876
Distributable Income	1,308,025	1,954,140
Distributions Payable to Unitholders	(1,308,025)	(1,954,140)
Amortization of Net Profits Interests in
Gas Properties	(586,577)	(583,387)

Trust Corpus, End of Period	$16,308,182	$18,681,489

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

        The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by ECA in 650 producing gas wells and 65 proved development well locations (the "Development Wells") in West Virginia and Pennsylvania (the "Underlying Properties").

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

        After the Trust was formed, 59 of the 65 Development Wells were drilled and completed. The remaining six Development Wells were not drilled. Clear title to two of the Development Wells could not be established, and they were excluded from the Trust in accordance with the conveyance transferring them to the Trust. ECA asserted that the remaining four undrilled Development Wells, if drilled, would be too close to then existing wells on adjoining property, and thereafter settled its dispute with the Trust about drilling those four Development Wells by agreeing instead to pay the Trust on an annual basis, commencing on April 1, 1997 and over the remaining life of the Trust for the annual volume of gas projected to be produced from those Development Wells as if they had been drilled.

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of March 31, 2010, the Trust held Net Profits Interests in 668 wells, consisting of Royalty NPI in 315 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2009, based on the Independent Petroleum Engineer's Report, 25,697 MMcf of the maximum 41,683 MMcf had been produced.

        Between May 15, 2012 and May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell all the Royalty NPI and liquidate the Trust. Under the Trust Agreement, ECA has the right of first refusal to purchase any of the Royalty NPI the Trustee is required to sell after the Liquidation Date. If it exercises this right, ECA must pay the appraised Fair Value (as defined in the Trust Agreement) of the Royalty NPI, or the relevant third party offer price if a third party has offered to purchase the Royalty NPI. Unitholders of record on the relevant record dates will receive the net proceeds from selling the Royalty NPI in accordance with the Trust Agreement, and also will receive their respective share of the matured face amount of the Treasury Obligations held by the Depositary.

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month period ended March 31, 2010 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3. Recently Adopted Accounting Standards

        In December 2009, the FASB issued Accounting Standards Update 2009-16 Transfers and Servicing: Accounting for Transfers of Financial Assets. ASU 2009-16 requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. This update is effective for financial statements issued for fiscal years beginning after November 15, 2009. The issuance of this statement did not have an effect on the Trust's financial statements.

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

Revenue and Expenses:

        The Trust serves as a pass-through entity, with items of depletion, interest income and expense, and income tax attributes being based upon the status and election of the Unitholders. Thus, the Statements of Distributable Income show Distributable Income, defined as Trust income available for distribution to Unitholders before application of depletion, interest income and expense, and income taxes.

        The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses, which include Taxes on Production and Property and Operating Cost Charges, are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of ECA, require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to FASB Accounting Standards Codification 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4. Significant Accounting Policies (Continued)

amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three month period ended March 31, 2010.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although ECA has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2009 and include the fact that the Trust, the Trustee or ECA is not able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and ECA disclaim any obligation to update any forward-looking statements.

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

        The Net Profits Interests were created pursuant to conveyances (the "Conveyances") from ECA to the Trust. In connection therewith, ECA assigned its rights under a gas purchase contract (the "Gas Purchase Contract"), which obligates Eastern Marketing Corporation, a subsidiary of ECA, to purchase all of the natural gas produced from the Underlying Properties that is attributable to the Net Profits Interests.

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

        The "Operating Cost Charge" for 2010 is based on an annual rate of $658,604, and for 2009 was based on an annual rate of $648,448. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on a December-to-December comparison.

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

        Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This "Overhead Adjustment Index" has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. The adjustment for the effective time period is 1.9%. Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, ECA believes, and advised the Trustee, that the "Overhead Adjustment Index" as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. ECA, with the concurrence of the Trustee, will utilize this "Overhead Adjustment Index" to adjust the "Operating Cost Charge" so long as such index is published by COPAS.

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

        ECA had a disagreement with the Trust over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2010, payment for an additional volume of 3,018 Mcf was delivered to the Trust, as compared to a payment for 3,263 Mcf for the quarter ended March 31, 2009. These additional payments fulfill ECA's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

        ECA has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Annual Report on Form 10-K for the year ended December 31, 2009, for a more complete description of the Development Wells.)

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

Recent Accounting Pronouncements

        In December 2009, the FASB issued Accounting Standards Update 2009-16 Transfers and Servicing: Accounting for Transfers of Financial Assets. ASU 2009-16 requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. This update is effective for financial statements issued for fiscal years beginning after November 15, 2009. The issuance of this statement did not have an effect on the Trust's financial statements.

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

        The Trust did not have any contractual obligations as of March 31, 2010. At March 31, 2010, the Trust had Trust General and Administrative Expenses Payable of $368,939 and Distributions Payable of $1,308,025.

Comparison of Results of Operations for Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

        The Trust's Distributable Income was $1,308,025 for the three months ended March 31, 2010 as compared to $1,954,140 for the three months ended March 31, 2009. This decrease was due to a decrease in Royalty Income for the three months ended March 31, 2010 of $2,152,833 as compared to the three months ended March 31, 2009 of $2,665,596. The decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.724 per Mcf for the three months ended March 31, 2010 as compared to $6.766 per Mcf for the three months ended March 31, 2009). This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2010 (376 MMcf) as compared to the three months ended March 31, 2009 of (395 MMcf). Taxes on Production and Property were $165,578 for the three months ended March 31, 2010 as compared to $201,002 for the three months ended March 31, 2009. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $514,600 for the three months ended March 31, 2010 as compared to $348,342 for the three months ended March 31, 2009. The increase in General and Administrative Expenses was due primarily to an increase in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.724 per Mcf for the three months ended March 31, 2010 and $6.766 per Mcf for the three months ended March 31, 2009. The price per Mcf was lower for the three months ended March 31, 2010 than for the corresponding three month period ended March 31, 2009 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.903 per Dth for the three months ended March 31, 2010 as compared to $5.851 per Dth for the three months ended March 31, 2009).

        Financial results depend on many factors, particularly the price of natural gas. During the first quarter of 2010, the Trust experienced a continuation of the dramatic decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended March 31, 2010, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $954.20 and $936.60, respectively. On March 31, 2010, the closing price of the Treasury Obligations, as quoted on such market, was $948.70.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2010, this option was exercised on 440,100 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2009 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 2. As described elsewhere herein, gas production attributable to the Net Profits Interests is sold to a wholly owned subsidiary of ECA pursuant to the Gas Purchase Contract described herein, and the Trust's quarterly distributions are highly dependent on the price payable to the Trust for gas production attributable to the Net Profits Interests. Natural gas prices can fluctuate widely in response to many factors, all of which are out of the control of the Trust, the Trustee and ECA.

ITEM 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, ECA, and the independent reserve engineer to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure. In addition, the Trustee is required by the Trust Agreement to engage and has engaged an independent registered public accounting firm to review the quarterly financial statements of the Trust and audit the annual financial statements of the Trust, which includes financial data provided by ECA.

        As of March 31, 2010, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        None.

ITEM 1A.    Risk Factors.

        There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

ITEM 3.    Defaults Upon Senior Securities.

        None.

ITEM 4.    [Reserved].

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

Date: May 7, 2010

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
  ITEM 4. [ Reserved] .
  ITEM 5. Other Information.
  ITEM 6. Exhibits.
SIGNATURES