Form 10-Q
period 2010-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2010-08-06
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        As of August 2, 2010, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 1,032,400 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Royalty Income	$4,220,039	$4,720,854	$2,067,206	$2,055,259
Operating Expenses
Taxes on Production and Property	322,000	357,819	156,423	156,816
Operating Cost Charges	329,302	350,845	164,651	188,733

Total Operating Expenses	651,302	708,664	321,074	345,549

Net Proceeds to the Trust	3,568,737	4,012,190	1,746,132	1,709,710
General and Administrative Expenses	731,178	574,373	216,577	226,031
Interest Income	24	—	4	—

Distributable Income	2,837,583	3,437,817	1,529,559	1,483,679

Distribution Amount	$2,837,583	$3,437,817	$1,529,559	$1,483,679

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.4809	$0.5827	$0.2592	$0.2515

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.4809	$0.5827	$0.2592	$0.2515

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	June 30, 2010	December 31, 2009
Assets:
Cash	$106,335	$140,972
Prepaid Expenses	—	25,000
Net Proceeds Receivable	1,746,132	1,774,283
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(77,655,776)	(76,467,421)

	15,506,404	16,694,759
Total Assets	$17,358,871	$18,635,014

Liabilities and Trust Corpus:
Trust General and Administrative
Expenses Payable	$122,908	$213,774
Distributions Payable	1,529,559	1,526,481
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	15,706,404	16,894,759

Total Liabilities and Trust Corpus	$17,358,871	$18,635,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Trust Corpus, Beginning of Period	$16,894,759	$19,264,876
Distributable Income	2,837,583	3,437,817
Distributions Payable to Unitholders	(2,837,583)	(3,437,817)
Amortization of Net Profits Interests in Gas Properties	(1,188,355)	(1,171,621)

Trust Corpus, End of Period	$15,706,404	$18,093,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. Organization of the Trust

        The Eastern American Natural Gas Trust (the "Trust") was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation ("Eastern American"), as grantor; Bank of Montreal Trust Company, as Trustee; and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee"). Until January 1, 2010, Eastern American Energy Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective January 1, 2010, Eastern American Energy Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. Except as otherwise required by the context, references herein to "ECA" mean Eastern American Energy Corporation at all times prior to January 1, 2010, and mean Energy Corporation of America at all times on and after January 1, 2010. The merger of Eastern American Energy Corporation into its parent Energy Corporation of America did not have any significant effect on the Trust.

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of June 30, 2010, the Trust held Net Profits Interests in 668 wells, consisting of Royalty NPI in 315 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2009, based on the Independent Petroleum Engineer's Report, 25,697 MMcf of the maximum 41,683 MMcf had been produced.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and six month period ended June 30, 2010 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

        The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses, which include Taxes on Production and Property and Operating Cost Charges, are recognized as incurred pursuant to the conveyances (the "Conveyances") on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing Corporation ("Eastern Marketing"), a wholly owned subsidiary of ECA, require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three or six month period ended June 30, 2010.

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

        The Net Profits Interests were created pursuant to Conveyances from ECA to the Trust. In connection therewith, ECA assigned its rights under a gas purchase contract (the "Gas Purchase Contract"), which obligates Eastern Marketing Corporation, a subsidiary of ECA, to purchase all of the natural gas produced from the Underlying Properties that is attributable to the Net Profits Interests.

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

        ECA had a disagreement with the Trust over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended June 30, 2010, payment for an additional volume of 2,792 Mcf was delivered to the Trust, as compared to a payment for 3,018 Mcf for the quarter ended June 30, 2009. These additional payments fulfill ECA's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

        The Trust did not have any contractual obligations as of June 30, 2010. At June 30, 2010, the Trust had Trust General and Administrative Expenses Payable of $122,908 and Distributions Payable of $1,529,559.

Comparison of Results of Operations for Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

        The Trust's Distributable Income was $1,529,559 for the three months ended June 30, 2010 as compared to $1,483,679 for the three months ended June 30, 2009. This increase was due to an increase in Royalty Income for the three months ended June 30, 2010 of $2,067,206 as compared to the three months ended June 30, 2009 of $2,055,259. The increase in Royalty Income was related to an increase in price payable to the Trust under the Gas Purchase Contract as discussed below ($5.367 per Mcf for the three months ended June 30, 2010 as compared to $5.160 per Mcf for the three months ended June 30, 2009). Offsetting this increase was a decrease in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2010 (386 MMcf) as compared to the three months ended June 30, 2009 of (398 MMcf). This increase was partially offset due to Taxes on Production and Property were $156,423 for the three months ended June 30, 2010 as compared to $156,816 for the three months ended June 30, 2009. General and Administrative Expenses were $216,577 for the three months ended June 30, 2010 as compared to $226,031 for the three months ended June 30, 2009. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.367 per Mcf for the three months ended June 30, 2010 and $5.160 per Mcf for the three months ended June 30, 2009. The price per Mcf was higher for the three months ended June 30, 2010 than for the corresponding three month period ended June 30, 2009 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.579 per Dth for the three months ended June 30, 2010 as compared to $4.391 per Dth for the three months ended June 30, 2009).

        Financial results depend on many factors, particularly the price of natural gas. During the second quarter of 2010, the Trust experienced an increase in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

Comparison of Results of Operations for Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

        The Trust's Distributable Income was $2,837,583 for the six months ended June 30, 2010 as compared to $3,437,817 for the six months ended June 30, 2009. This decrease was due to a decrease in Royalty Income for the six months ended June 30, 2010 to $4,220,039 as compared to the six months ended June 30, 2009 of $4,720,854. The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.545 per Mcf for the six months ended June 30, 2010 as compared to $5.963 per Mcf for the six months ended June 30, 2009). This decrease was also partially due to a decrease in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2010 (762 MMcf) as compared to the six months ended June 30, 2009 (793 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $322,000 for the six months ended June 30, 2010 as compared to $357,819 for the six months ended June 30, 2009. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $731,178 for the six months ended June 30, 2010 as compared to $574,373 for the six months ended June 30, 2009. The increase in General and Administrative Expenses was due primarily to an increase in professional fees. Operating expenses in 2009 include expenses of $26,620 for a recomplete on one of the existing wells, due to a casing leak.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.545 per Mcf for the six months ended June 30, 2010 and $5.963 per Mcf for the six months ended June 30, 2009. The price per Mcf was lower for the six months ended June 30, 2010 than for the corresponding six month period ended June 30, 2009 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.741 per Dth for the six months ended June 30, 2010 as compared to $5.121 per Dth for the six months ended June 30, 2009).

        Financial results depend on many factors, particularly the price of natural gas. During the six months ended June 30, 2010, the Trust experienced a continuation of the dramatic decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended June 30, 2010, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for

United States Treasury obligations were $974.10 and $943.80, respectively. On June 30, 2010, the closing price of the Treasury Obligations, as quoted on such market, was $973.4.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of June 30, 2010, this option was exercised on 1,032,400 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2009 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of June 30, 2010, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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

Date: August 6, 2010

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
  ITEM 4. [Reserved] .
  ITEM 5. Other Information.
  ITEM 6. Exhibits.
SIGNATURES