Form 10-Q
period 2010-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2010-11-05
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        As of November 2, 2010, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 1,329,850 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Royalty Income	$6,280,721	$6,761,212	$2,060,682	$2,040,357
Operating Expenses
Taxes on Production and Property	480,320	516,063	158,320	158,245
Operating Cost Charges	493,953	512,957	164,651	162,112

Total Operating Expenses	974,273	1,029,020	322,971	320,357

Net Proceeds to the Trust	5,306,448	5,732,192	1,737,711	1,720,000
General and Administrative Expenses	920,345	732,076	189,167	157,703
Interest Income	29	—	4	—

Distributable Income	4,386,132	5,000,116	1,548,548	1,562,297

Distribution Amount	$4,386,132	$5,000,116	$1,548,548	$1,562,297

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.7434	$0.8475	$0.2625	$0.2648

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.7434	$0.8475	$0.2625	$0.2648

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	September 30, 2010	December 31, 2009
Assets:
Cash	$147,771	$140,972
Prepaid Expenses	—	25,000
Net Proceeds Receivable	1,737,711	1,774,283
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(78,254,025)	(76,467,421)

	14,908,155	16,694,759
Total Assets	$16,793,637	$18,635,014

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$136,934	$213,774
Distributions Payable	1,548,548	1,526,481
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	15,108,155	16,894,759

Total Liabilities and Trust Corpus	$16,793,637	$18,635,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Trust Corpus, Beginning of Period	$16,894,759	$19,264,876
Distributable Income	4,386,132	5,000,116
Distributions Payable to Unitholders	(4,386,132)	(5,000,116)
Amortization of Net Profits Interests in Gas Properties	(1,786,604)	(1,778,206)

Trust Corpus, End of Period	$15,108,155	$17,486,670

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of September 30, 2010, the Trust held Net Profits Interests in 668 wells, consisting of Royalty NPI in 315 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2009, based on the Independent Petroleum Engineer's Report, 25,697 MMcf of the maximum 41,683 MMcf had been produced.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three and nine month period ended September 30, 2010 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three or nine month period ended September 30, 2010.

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

        ECA had a disagreement with the Trust over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2010, payment for an additional volume of 2,792 Mcf was delivered to the Trust, as compared to a payment for 3,018 Mcf for the quarter ended September 30, 2009. These additional payments fulfill ECA's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

        The Trust did not have any contractual obligations as of September 30, 2010. At September 30, 2010, the Trust had Trust General and Administrative Expenses Payable of $136,934 and Distributions Payable of $1,548,548.

Comparison of Results of Operations for Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

        The Trust's Distributable Income was $1,548,548 for the three months ended September 30, 2010 as compared to $1,562,297 for the three months ended September 30, 2009. This decrease was due to a $31,464 increase in General and Administrative Expenses for the three months ended September 30, 2010 ($189,167 as compared to the three months ended September 30, 2009 of $157,703). The increase in General and Administrative Expenses was due primarily to an increase in professional fees. The decrease in Distributable Income was also partially due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2010 (383 MMcf) as compared to the three months ended September 30, 2009 of (411 MMcf). The effect of the decrease in gas volumes was offset by an increase in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.374 per Mcf for the three months ended September 30, 2010 as compared to $4.967 per Mcf for the three months ended September 30, 2009), resulting in an increase in Royalty Income for the three months ended September 30, 2010 to $2,060,682 as compared to the three months ended September 30, 2009 of $2,040,357. Taxes on Production and Property were $158,320 for the three months ended September 30, 2010 as compared to $158,245 for the three months ended September 30, 2009.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.374 per Mcf for the three months ended September 30, 2010 and $4.967 per Mcf for the three months ended September 30, 2009. The price per Mcf was higher for the three months ended

September 30, 2010 than for the corresponding three month period ended September 30, 2009 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.585 per Dth for the three months ended September 30, 2010 as compared to $4.215 per Dth for the three months ended September 30, 2009).

        Financial results depend on many factors, particularly the price of natural gas. During the third quarter of 2010, the Trust experienced an increase in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

Comparison of Results of Operations for Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

        The Trust's Distributable Income was $4,386,132 for the nine months ended September 30, 2010 as compared to $5,000,116 for the nine months ended September 30, 2009. This decrease was due to a decrease in Royalty Income for the nine months ended September 30, 2010 to $6,280,721 as compared to the nine months ended September 30, 2009 of $6,761,212. The decrease in Royalty Income was partially due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.488 per Mcf for the nine months ended September 30, 2010 as compared to $5.631 per Mcf for the nine months ended September 30, 2009). This decrease was also partially due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2010 (1,145 MMcf) as compared to the nine months ended September 30, 2009 (1,204 MMcf). The decline in production is primarily attributable to natural production declines. Taxes on Production and Property were $480,320 for the nine months ended September 30, 2010 as compared to $516,063 for the nine months ended September 30, 2009. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $920,345 for the nine months ended September 30, 2010 as compared to $732,076 for the nine months ended September 30, 2009. The increase in General and Administrative Expenses was due primarily to an increase in professional fees. Operating expenses for the nine months ended September 30, 2009 include expenses of $26,620 for a recomplete on one of the existing wells, due to a casing leak. During the nine months ended September 30, 2010, no such recompletions occurred.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.488 per Mcf for the nine months ended September 30, 2010 and $5.631 per Mcf for the nine months ended September 30, 2009. The price per Mcf was lower for the nine months ended September 30, 2010 than for the corresponding nine month period ended September 30, 2009 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.689 per Dth for the nine months ended September 30, 2010 as compared to $4.819 per Dth for the nine months ended September 30, 2009).

        Financial results depend on many factors, particularly the price of natural gas. During the nine months ended September 30, 2010, the Trust experienced a continuation of the decline in natural gas prices, from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended September 30, 2010, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $984.20 and $971.30, respectively. On September 30, 2010, the closing price of the Treasury Obligations, as quoted on such market, was $984.20.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2010, this option was exercised on 1,329,850 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2009 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of September 30, 2010, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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
Date: November 5, 2010

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