Form 10-K
period 2010-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2011-03-11
CIK 895474

Use these links to rapidly review the document

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of March 1, 2011, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, as of March 1, 2011, 1,378,000 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

         The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2010 of $22.87 per unit was approximately $111 million.

         Documents Incorporated By Reference: None

PART I

Item 1.    Business

Cautionary Statement

        The Trustee (as defined below), its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (meaning all statements other than statements of historical fact). In addition, this Report on Form 10-K may contain forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust (as defined below). In addition, the Trust's future results of operations and other forward-looking statements contained in this Item 1, Item 1A and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from those contemplated by any forward-looking statements. The Trustee disclaims any obligation to update forward-looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Report, including, without limitation, those contained below under the heading "Risk Factors."

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

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2010 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2010 was $779,064. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services. In addition to such expenses, in 2010, the Trust paid ECA an overhead reimbursement of $376,880. The overhead reimbursement was established at the inception of the Trust, increases by 3.5% per year, and is payable quarterly.

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

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2010, 26,574 MMcf of such gas had been produced. The Trust is expected to terminate in 2013. See "Description of Trust Units and Depository Units—Liquidation of the Trust".

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

        "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes" (as defined in the Conveyances). The Operating Cost Charge for 2010 was $658,604, for 2009 was $647,917 and for 2008 was $617,564. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Distributions and Income Computations

        The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts per unit for each of the quarters in 2010 were $0.2217, $0.2592, $0.2625 and $0.2278, respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). It is expected that the Trustee will continue to be able to distribute cash on or before the 15th day (or the next succeeding business day following such day if such day is not a business day) of the third month following the end of each calendar quarter to each person who was a Unitholder of record on the Quarterly Record Date, together with interest earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

        ECA may sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trust or the Unitholders. In addition, until January 1, 2010, Eastern American can require the Trust to release the Net Profits Interests associated with the sale of wells, regardless of the number of wells sold, provided that such releases cannot exceed an aggregate value to the Trust of $500,000 during any 12 month period. Sales subsequent to January 1, 2010, may be made without regard to dollar limitations. These releases will be made only in connection with a sale by Eastern American of the Underlying Properties and are conditioned upon the Trust receiving an amount equal to the fair value to the Trust of such Net Profits Interests (taking into account the existence of the Gas Purchase Contract with respect to the gas attributable to the Net Profits Interests to be released.) Any proceeds paid to the Trust are distributable to Unitholders for the quarter in which they are received

        The Trustee is required to sell all of the Royalty NPI after May 15, 2012 and prior to the Liquidation Date. The proceeds of such sale, together with the matured face amount of the Treasury Obligations, will be distributed to Unitholders on or prior to the Liquidation Date. Under the Trust Agreement, ECA has a right of first refusal to purchase any of the Royalty NPI at the fair value to the Trust, or, if applicable, the offered third-party price, prior to the Liquidation Date.

THE UNDERLYING PROPERTIES

General

        The Underlying Properties are comprised of ECA's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2010, such properties consisted of 668 producing gas wells. The working interests of ECA comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12 1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. ECA's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2010, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 9,148 MMcf. (See "Reserves".)

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

Reserves

        Proved Reserves of Underlying Properties and Net Profits Interests.    The following table sets forth, as of December 31, 2010, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2010 prepared by Ryder Scott Company (the "Reserve Report".) Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Annex A hereto.

	Proved Gas Reserves
					Discounted Estimated Future Net Revenues(2)
	Developed	(MMcf) Undeveloped	Total	Estimated Future Net Revenues(2)
				(Dollars in thousands)
Underlying Properties(1)	27,234	0	27,234	$108,441	$44,931

Net Profits Interests:
Royalty NPI	7,577	0	7,577	$40,484	$17,157
Term NPI	1,571	0	1,571	8,395	7,502

Total	9,148	0	9,148	$48,879	$24,659

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

        The Trust retained Ryder Scott Company L.P. ("Ryder Scott"), which is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years, to prepare a third party report of the reserves attributable to the net profits interest. A signed copy of the report, dated January 26, 2011 (the "Reserve Report"), is attached as Annex A to this Report on Form 10-K and filed as exhibit 99.1. As stated in the Reserve Report, the estimates contained therein are based on accounts, records, geological and engineering data and reports and other data provided to Ryder Scott by ECA and are based on data available through August, 2010. The Trust has no access to, and its internal controls do not cover, the geological, engineering or other data and information provided by ECA to Ryder Scott in connection with the preparation of the Reserve Report. The qualifications of Mr. Larry Thomas Nelms, the technical person primarily responsible for overseeing the preparation of the Reserve Report are as follows. Mr. Nelms, an employee of Ryder Scott since 1983, is a Managing Senior Vice President and also serves as a member of the Board of Directors, responsible for coordinating and supervising staff and consulting engineers of the company in ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Nelms served in a number of engineering positions with various oil and gas companies. Mr. Nelms earned a Bachelor of Science degree in Mechanical Engineering from Mississippi State University in 1963 and a Master of Science from the University of New Mexico in 1965, and he is a registered Professional Engineer in the State of Colorado. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, where he served as chairman of the Denver Section and also served for three years on the board of directors. As part of his 2009 continuing education hours, Mr. Nelms attended an internally presented 16 hours of formalized training as well as the day long 2009 RSC Reserves Conference forum, and a presentation at the Denver Section of SPEE relating to the definitions and disclosure guidelines contained in the SEC's Modernization of Oil and Gas Reporting rules. Mr. Nelms has served as the instructor of the PetroSkills course entitled "Oil & Gas Reserve Evaluation" for a period of four years. Based on his education, background, professional training and more than 25 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Nelms has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 18, 2007.

        The Reserve Report was prepared for the Trust primarily to comply with the requirements of the Amended and Restated Trust Agreement pursuant to which the Trust was originally created. It was completed on January 26, 2011 and has an effective date of December 31, 2010. The report covers all of the registrant's interest in the net profits interest. The properties to which the net profits interest relate are located in the United States, specifically in West Virginia and Pennsylvania. The estimated reserves and future net income amounts presented in the Reserve Report, as of December 31, 2010 are related to hydrocarbon prices, computed in accordance with the gas contract described below and applicable SEC rules. The hydrocarbon prices used in the preparation of the Reserve Report are based on the average prices during the 12-month period prior to the ending date of the period covered in the Reserve Report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. For purposes of the Reserve Report, the proved reserves attributable to the net profits interest have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves presented reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in the Reserve Report. The Reserve Report utilized the terms of the gas contract between Eastern Marketing Corporation (a wholly owned subsidiary of ECA) and the Trust. Under the gas contract, The Trust receives the Henry Hub Average Spot Price (defined as described below) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the Wall Street Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in the Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The Trust believes that the assumptions, data, methods and procedures utilized by Ryder Scott are appropriate for the purpose served by the Reserve Report, and believes that Ryder Scott has used all methods and procedures Ryder Scott considered necessary under the circumstances to prepare the Reserve Report.

        Internal Controls.    Ryder Scott prepared its report as described above in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC. These reserves, estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry's ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. The same industry wide applied techniques are used in determining estimated reserve quantities. The technical persons responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineering Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. ECA has advised the Trust that it maintains adequate controls over the underlying data it provides to Ryder Scott, which is designed to result in accurate and reliable data in compliance with applicable regulations and guidance. The data ECA furnishes to Ryder Scott is reviewed by staff reservoir engineers and geoscientists before review by the Senior Reservoir Engineer and finally the Vice President of Eastern Operations. These individuals consult regularly with Ryder Scott during Ryder Scott's reserve estimation process to review properties, assumptions, and any new data available. ECA's Senior Reservoir Engineer has a Bachelor of Science in Petroleum Engineering. He has over 3 years of oil and gas industry experience in reservoir Engineering. ECA's Vice President of Eastern Operations is the primary technical person responsible for overseeing the data reporting process. This individual has a Bachelor of Science degree in Chemical Engineering with Masters of Petroleum Engineering coursework along with a Master of Business Administration degree. He has worked in drilling, completions, production, and reservoir engineering along with acquisitions during his career and is a member of the Society of Petroleum Engineers.

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

        The natural gas industry is highly competitive. ECA competes with major oil and gas companies and independent oil and gas companies for oil and gas leases, equipment, personnel and markets for the sale of natural gas. Many of these competitors are financially stronger than ECA, but even financially troubled competitors can affect the market because they may need to sell natural gas regardless of price to attempt to maintain cash flow. The Trust is subject to the same competitive conditions as ECA and other companies in the natural gas industry.

        Natural gas competes with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for natural gas.

        Future price fluctuations for natural gas will directly affect Trust distributions, estimates of reserves attributable to the Trust's interests, and estimated and actual future net revenues to the Trust. In view of the many uncertainties that affect the supply and demand for natural gas, neither the Trust nor ECA can make reliable predictions of future gas supply or demand, future gas prices or the effect of future gas prices on the Trust.

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

        Superfund.    The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes strict, joint and several liability, regardless of fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed or arranged for the disposal of, the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of their operations, the operators of the Underlying Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances". ECA or the previous operator of the Underlying Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed.

        Air Emissions.    The operations of the Underlying Properties are subject to Federal, state and local regulations concerning the control of emissions from sources of air contaminants. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of a monetary penalty and correction of any identified deficiencies. Regulatory agencies could require the operators to obtain pre-approval for, forego or modify construction or operation of certain air emission sources.

        On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG gases from, equipment and operations could require ECA to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces.

        More than one-third of the states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future.

        Endangered Species Act.    The federal Endangered Species Act, as amended ("ESA"), restricts activities that may affect endangered and threatened species or their habitats. The designation of previously unidentified endangered or threatened species could cause ECA to incur additional costs or become subject to operating restrictions or bans in the affected areas.

        Water Discharges.    The Federal Water Pollution Control Act, as amended ("Clean Water Act"), and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters. Pursuant to the Clean Water Act and analogous state laws, permits must be obtained to discharge pollutants into state waters or waters of the United States. Any such discharge of pollutants into regulated waters must be performed in accordance with the terms of the permit issued by EPA or the analogous state agency. The Pennsylvania Department of Environmental Protection has adopted a new permitting policy concerning surface water discharges from wastewater treatment facilities handling flowback fluids and produced waters from oil and gas well sites that could result in increased requirements for treatment of these fluids and limitations on their discharge to receiving waters. If ECA or the operator of the Underlying Properties is unable to remove and dispose of water at a reasonable cost and within applicable environmental rules, the ability to produce gas commercially and in commercial quantities from the Underlying Properties could be impaired.

        Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws, including in Pennsylvania and West Virginia, require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

        State regulation.    Pennsylvania regulates the drilling for, and the production, gathering and sale of, natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. The Pennsylvania Environmental Quality Board has proposed amendments to Pennsylvania's oil and gas regulations to update existing requirements regarding the drilling, casing, cementing, testing, monitoring and plugging of oil and gas wells, and the protection of water supplies, that, if adopted in their proposed form, could require ECA to incur increased operating costs. West Virginia's legislature is considering similar changes to its laws regulating oil and gas development.

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

Widely Held Fixed Investment Trust Reporting Information

        The Trustee assumes that the Depository Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as "middlemen"). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., Trustee, Global Corporate Trust, 919 Congress Avenue, Suite 500 Austin, Texas 78701, telephone number 1-800-852-1422 is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2010 federal and state income tax returns. This tax information booklet can be obtained at www.businesswire.com/cnn/ngt.htm.

        Notwithstanding the foregoing, the middlemen holding the Depository Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Depositary Units, including the issuance of IRS Forms 1099 and certain written tax information statements to the investor.

        Each Unitholder should consult his or her own tax advisor regarding Trust tax compliance matters.

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

        None.

Item 4.    [Reserved].

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

        The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT." The high and low closing prices and distributions paid during the quarters in the two-year period ended December 31, 2010 were as follows:

Quarter	High	Low	Distributions Paid
2009:
First (to March 31, 2009)	$26.92	$22.61	$0.3312
Second (to June 30, 2009)	$26.01	$23.86	$0.2515
Third (to September 30, 2009)	$24.25	$23.00	$0.2648
Fourth (to December 31, 2009)	$24.29	$23.23	$0.2587
2010:
First (to March 31, 2010)	$23.91	$23.50	$0.2217
Second (to June 30, 2010)	$23.66	$22.03	$0.2592
Third (to September 30, 2010)	$23.09	$22.05	$0.2625
Fourth (to December 31, 2010)	$23.90	$22.20	$0.2278

        At March 1, 2011, the 5,900,000 Depositary Units outstanding were held by approximately 216 Unitholders of record.

        With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2010 to December 31, 2010 were $990.10 and $936.60, respectively. The closing price on December 31, 2010 was $981.40 per $1,000 face amount.

        During the fourth quarter of 2010, there were no purchases of Units made by or on behalf of the Trust or any "affiliated purchaser" as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.    Selected Financial Data.

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Royalty Income	$8,172,392	$8,868,114	$17,028,373	$14,660,909	$17,663,792
Distributable Income	$5,730,157	$6,526,597	$14,049,648	$12,006,605	$14,158,872
Distribution Amount	$5,730,157	$6,526,597	$14,049,648	$12,506,605	$14,658,872
Distributable Income per unit	$0.9712	$1.1062	$2.3813	$2.0350	$2.3998
Distribution Amount per unit	$0.9712	$1.1062	$2.3813	$2.1198	$2.4846
Total assets at year end	$15,991,130	$18,635,014	$22,570,038	$24,953,135	$28,165,747

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

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2010 was $779,064, including the Trustee's fee of $108,000. In addition to such expenses, in 2010, the Trust paid ECA an overhead reimbursement of $376,880. The overhead reimbursement increases by 3.5% per year and is payable quarterly. The costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services.

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

        The Trust did not have any contractual obligations as of December 31, 2010. At December 31, 2010, the Trust had General and Administrative Expenses Payable of $141,127 and Distributions Payable of $1,344,024.

Results of Operations

2010 Compared with 2009

        The Trust's Distributable Income was $5,730,157 for the year ended December 31, 2010 as compared to $6,526,597 for the year ended December 31, 2009. This decrease was due to a decrease in Royalty Income for the year ended December 31, 2010 ($8,172,392) as compared to the year ended December 31, 2009 ($8,868,114). The decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2010 (1,531 Mmcf) as compared to the year ended December 31, 2009 (1,604 Mmcf). The decline in production is primarily attributable to natural production declines. The decrease was also partially due to a decrease in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($5.343 per Mcf for the year ended December 31, 2010 as compared to $5.534 per Mcf for the year ended December 31, 2009). Taxes on Production and Property were $627,719 for the year ended December 31, 2010 as compared to $676,110 for the year ended December 31, 2009. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. Trust General and Administrative Expenses were $1,155,944 for the year ended December 31, 2010 as compared to $979,925 for the year ended December 31, 2009. The increase in General and Administrative Expenses was due primarily to an increase in professional fees incurred.

        Amortization of Net Profits Interests in Gas Properties was $2,388,780 for the year ended December 31, 2010 as compared to $2,370,117 for the year ended December 31, 2009. This increase was due to the increase in the depletion rate to $1.5603 for the year ended December 31, 2010 from $1.4769 for the year ended December 31, 2009.

        The average price payable to the Trust for gas production attributable to the Net Profits Interests was $5.343 per Mcf for the year ended December 31, 2010 and $5.534 per Mcf for the year ended December 31, 2009. The price per Mcf was lower for the year ended December 31, 2010 than for the year ended December 31, 2009 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.557 per Dth for the year ended December 31, 2010 as compared to $4.731 per Dth for the year ended December 31, 2009).

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not engage in any operations and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described in detail elsewhere herein, gas production attributable to the Net Profits Interest is sold to Eastern Marketing, a wholly owned subsidiary of ECA pursuant to the Gas Purchase Contract described herein. Table of Contents

Item 8.    Financial Statements and Supplementary Data.

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

        As of December 31, 2010, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Trust's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 11.    Executive Compensation.

        The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2010, December 31, 2009 and December 31, 2008, The Bank of New York Mellon Trust Company, N.A., as Trustee, received $108,000 annually, as Trustee fees and $671,064, $507,789 and $647,198, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        (a)   Security Ownership of Certain Beneficial Owners.

          Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than 5% of the Units as of March 1, 2011, except as follows:

Name	Number of Shares	Percent of Class
SoftVest, LP.(1) 400 Pine Street Suite 1010 Abilene, TX 79601	300,000	5.08%

(1)
Reference is hereby made to the Schedule 13G/A filed by SoftVest, LP on January 14, 2011 for information regarding the ownership of the reporting person.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The Trust has no directors. Since January 1, 2010 there has not been, and there is not currently proposed, any transaction or series of similar transactions requiring disclosure under Item 404 of Regulation S-K.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The fees PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust's annual financial statements and review of the Trust quarterly interim financial statements were $195,000 in 2010 and $206,031 in 2009.

Audit-Related Fees

        PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust's financial statements.

Tax Fees

        The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice or planning were $114,000 in 2010 and $113,500 in 2009.

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

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
99.1	Report of Ryder Scott Company L.P. dated January 26, 2011

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March, 2011.

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

January 26, 2011

Eastern American Natural Gas Trust
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue
Suite 500
Austin, Texas 78701

Gentlemen:

        Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2010. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). As of January 1, 2010 EAEC merged with and into ECA with ECA being the surviving entity and now ECA, by operation of law, is the owner of the underlying properties burdened by the Net Profits Interest owned by the Trust. The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

        The properties evaluated by Ryder Scott represent 100 percent of the total net proved gas reserves of Eastern American Natural Gas Trust as of December 31, 2010.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2010 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below

	As of December 31, 2010
Proved Net Developed	Gas (MMCF)	Estimated Future Net Cash Inflows (M$)	Present Value At 10% (M$)
Royalty NPI	7,577	40,484	17,157
Term NPI	1,571	8,395	7,502

Total	9,148	48,879	24,659

        Reserve quantities are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived therefrom beginning on January 1, 2011 for natural gas. Accordingly, there is no precise method of allocating estimates of the quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by ECA. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in this report. The allocation of proved reserves of the Net Profits Interest between the Trust and ECA will vary in the future as relative estimates of future gross revenues and future net incomes vary. Furthermore, ECA requested that for purposes of our report the "Royalty NPI" be calculated beyond the Liquidation Date of May 15, 2013, even though by the terms of the Trust Agreement the Royalty NPI will be sold by the Trustee on or about this date and a liquidating distribution of the sales proceeds from such sale would be made to holders of Trust Units. The Trust Agreement provides that the "Term NPI" entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the "Term NPI" until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced. For purposes of this report, the "Term NPI" was limited to May 15, 2013.

        All gas volumes are sales gas expressed in MMCF at the pressure and temperature bases of the area where the gas reserves are located. The estimated future net cash inflows are described later in this report.

        In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2010 from this report are presented in the following table:

	As of December 31, 2010
Total Proved	Royalty NPI	Term NPI	Totals
Future Cash Inflows (M$)	40,484	8,395	48,879
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0

Total Costs (M$)	$0	0	0
Future Net Cash Inflows
Before Income Tax (M$)	40,484	8,395	48,879
Present Value at 10%
Before Income Tax (M$)	17,157	7,502	24,659

	As of December 31, 2010
Proved Net Developed Reserves	Royalty NPI	Term NPI	Totals
Gas (MMCF)	7,577	1,571	9,148
Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0
Total Proved Net Reserves
Gas (MMCF)	7,577	1,571	9,148

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

        At the request of ECA, we have included the following table which summarizes the total net reserves estimates from combined interest of ECA and the Trust in the Underlying Properties:

Estimated Net Reserve Data
Certain Combined Leasehold Interests of
Energy Corporation of America
And The Trust
As of December 31, 2010
SEC Parameters

	Proved
			Total Proved
Net Remaining Reserves	Developed	Undeveloped
Gas-MMCF	27,234	0	27,234

        The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $108,441,251 and $44,930,761, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

Reserves Included in This Report

        The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission's Regulations Part 210.4-10(a). An abridged version of the SEC reserves definitions from 210.4-10(a) entitled "Petroleum Reserves Definitions" is included as an attachment to this report.

        The various proved reserve status categories are defined under the attachment entitled "Petroleum Reserves Definitions" in this report.

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. The proved gas volumes included herein do not attribute gas consumed in operations as reserves.

        Reserves are "estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations." All reserve estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves, and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At Eastern American Natural Gas Trust's request, this report addresses only the proved reserves attributable to the properties evaluated herein.

        Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward. The proved reserves included herein were estimated using deterministic methods. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a "high degree of confidence that the quantities will be recovered."

        Proved reserve estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. For proved reserves, the SEC states that "as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to the estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease." Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies and economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, the revenues therefrom, and the actual costs related thereto, could be more or less than the estimated amounts. As stated earlier in this report, the Trust owns a 90 percent net profits in the subject properties. Moreover, due to the nature of the Net Profits Interest, a change in the future costs, or prices different from those projected herein may result in a change in the computed reserves and the Net Proceeds to the Trust even if there are no revisions or additions to the gross reserves attributed to the property.

        ECA's operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include, but may not be limited to production practices, environmental protection, marketing and pricing policies, royalties, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause volumes of proved reserves actually recovered and amounts of proved income actually received to differ from the estimated quantities.

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

Estimates of Reserves

        The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions set forth by the Securities and Exchange Commission's Regulations Part 210.4-10(a). The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods; (2) volumetric-based methods; and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. Reserve evaluators must select the method or combination of methods which in their professional judgment is most appropriate given the nature and amount of reliable geoscience and engineering data available at the time of the estimate, the established or anticipated performance characteristics of the reservoir being evaluated and the stage of development or producing maturity of the property.

        In many cases, the analysis of the available geoscience and engineering data and the subsequent interpretation of this data may indicate a range of possible outcomes in an estimate, irrespective of the method selected by the evaluator. When a range in the quantity of reserves is identified, the evaluator must determine the uncertainty associated with the incremental quantities of the reserves. If the reserve quantities are estimated using the deterministic incremental approach, the uncertainty for each discrete incremental quantity of the reserves is addressed by the reserve category assigned by the evaluator. Therefore, it is the categorization of reserve quantities as proved, probable and/or possible that addresses the inherent uncertainty in the estimated quantities reported. For proved reserves, uncertainty is defined by the SEC as reasonable certainty wherein the "quantities actually recovered are much more likely than not to be achieved." The SEC states that "probable reserves are those additional reserves that are less certain to be recovered than proved reserves but which, together with proved reserves, are as likely as not to be recovered." The SEC states that "possible reserves are those additional reserves that are less certain to be recovered than probable reserves and the total quantities ultimately recovered from a project have a low probability of exceeding proved plus probable plus possible reserves." All quantities of reserves within the same reserve category must meet the SEC definitions as noted above.

        Estimates of reserves quantities and their associated reserve categories may be revised in the future as additional geoscience or engineering data become available. Furthermore, estimates of reserves quantities and their associated reserve categories may also be revised due to other factors such as changes in economic conditions, results of future operations, effects of regulation by governmental agencies or geopolitical or economic risks as previously noted herein.

        The proved reserves for the properties included herein are all proved producing and were estimated by performance methods. The performance method utilized was decline curve analysis which utilized extrapolations of historical production data available through August, 2010. The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

        To estimate economically recoverable proved oil and gas reserves and related future net cash flows, we consider many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data that cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be anticipated to be economically producible from a given date forward based on existing economic conditions including the prices and costs at which economic producibility from a reservoir is to be determined. While it may reasonably be anticipated that the future prices received for the sale of production and the operating costs and other costs relating to such production may increase or decrease from those under existing economic conditions, such changes were, in accordance with rules adopted by the SEC, omitted from consideration in making this evaluation.

        ECA has informed us that they have furnished us all of the material accounts, records, geological and engineering data, and reports and other data required for this investigation. In preparing our forecast of future proved production and income, we have relied upon data furnished by ECA with respect to property interests owned, production from examined wells, normal direct costs of operating the wells or leases, ad valorem and production taxes, product prices based on the SEC regulations, adjustments or differentials to product prices. Ryder Scott reviewed such factual data for its reasonableness; however, we have not conducted an independent verification of the data furnished by ECA. We consider the factual data used in this report appropriate and sufficient for the purpose of preparing the estimates of reserves and future net revenues herein.

        In summary, we consider the assumptions, data, methods and analytical procedures used in this report appropriate for the purpose hereof, and we have used all such methods and procedures that we consider necessary and appropriate to prepare the estimates of reserves herein. The proved reserves included herein were determined in conformance with the United States Securities and Exchange Commission (SEC) Modernization of Oil and Gas Reporting; Final Rule, including all references to Regulation S-X and Regulation S-K, referred to herein collectively as the "SEC Regulations." In our opinion, the proved reserves presented in this report comply with the definitions, guidelines and disclosure requirements as required by the SEC regulations.

Future Production Rates

        For wells currently on production, our forecasts of future production rates are based on historical performance data.

        The future production rates from wells currently on production may be more or less than estimated because of changes including, but not limited to, reservoir performance, operating conditions related to surface facilities, compression and artificial lift, pipeline capacity and/or operating conditions, producing market demand and/or allowables or other constraints set by regulatory bodies.

Hydrocarbon Prices

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

        Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. ECA computed the "Variable" price under the gas contract as of December 31, 2010 as $5.343 per Mcf, utilizing $4.557 as the Henry Hub Average Spot Price computed in accordance with the gas contract but utilizing the SEC guidelines that require the price to be based on the 12-month period prior to the ending date of the period covered in this report.

Costs

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

Terms of Usage

        The results of our third party study, presented in report form herein, were prepared in accordance with the disclosure requirements set forth in the SEC regulations and intended for public disclosure as an exhibit in filings made with the SEC by Eastern American Natural Gas Trust.

        We have provided Eastern American Natural Gas Trust with a digital version of the original signed copy of this report letter. In the event there are any differences between the digital version included in filings made by Eastern American Natural Gas Trust and the original signed report letter, the original signed report letter shall control and supersede the digital version.

        The data and work papers used in the preparation of this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

Very truly yours,
RYDER SCOTT COMPANY, L.P. TBPE Firm Registration No. F-1580
Larry T. Nelms P. E. Managing Senior Vice President

EASTERN AMERICAN NATURAL GAS TRUST

FINANCIAL STATEMENTS

as of December 31, 2010 and 2009
and for the years ended
December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Eastern American Natural Gas Trust and
The Bank of New York Mellon Trust Company, N.A., Trustee

        We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2010 and 2009, and the related statements of distributable income, and statements of changes in trust corpus for each of the three years in the period ended December 31, 2010. We also have audited the Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2010 and 2009, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2010, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 11, 2011

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2010 and 2009

	2010	2009
Assets:
Cash	$105,531	$140,972
Prepaid Expenses	—	25,000
Net Proceeds Receivable	1,579,620	1,774,283
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(78,856,201)	(76,467,421)

	14,305,979	16,694,759

Total Assets	$15,991,130	$18,635,014

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$141,127	$213,774
Distributions Payable	1,344,024	1,526,481
Trust Corpus (5,900,000 units authorized and outstanding)	14,505,979	16,894,759

Total Liabilities and Trust Corpus	$15,991,130	$18,635,014

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008
Royalty Income	$8,172,392	$8,868,114	$17,028,373
Operating Expenses:
Taxes on Production and Property	627,719	676,110	1,254,139
Operating Cost Charges	658,604	685,529	617,564

Total Operating Expenses	1,286,323	1,361,639	1,871,703

Net Proceeds to the Trust	6,886,069	7,506,475	15,156,670
General and Administrative Expenses	1,155,944	979,925	1,107,022
Interest Income	32	47	0

Distributable Income	5,730,157	6,526,597	14,049,648

Distribution Amount	$5,730,157	$6,526,597	$14,049,648

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.9712	$1.1062	$2.3813

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.9712	$1.1062	$2.3813

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended
December 31, 2010, 2009 and 2008

	2010	2009	2008
Trust Corpus, Beginning of Period	$16,894,759	$19,264,876	$21,823,160
Distributable Income	5,730,157	6,526,597	14,049,648
Distributions Paid or Payable to Unitholders	(5,730,157)	(6,526,597)	(14,049,648)
Amortization of Net Profits Interests in Gas Properties	(2,388,780)	(2,370,117)	(2,558,284)

Trust Corpus, End of Period	$14,505,979	$16,894,759	$19,264,876

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

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2010, 26,574 MMcf of such gas had been produced.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three and twelve month periods ended December 31, 2010.

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

3. Effects of New Pronouncements:

        Recent pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the Trust's financial statements.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2010 are expected to be received by the Trust and distributed to the Unitholders on March 15, 2011. The December 31, 2009 Net Proceeds Receivable were received and distributed by the Trust on March 13, 2010.

6. Related Party Transactions:

        The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $779,064 for the year ended December 31, 2010, $615,789 for the year ended December 31, 2009 and $775,198 for the year ended December 31, 2008. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse ECA for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid ECA $376,880, $364,136 and $351,824 for overhead expenses for 2010, 2009 and 2008, respectively. Operating Cost Charges included in the Statements of Distributable Income are paid to ECA.

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

7. Subsequent Events:

        In January and February of 2011, Energy Corporation of America entered into Purchase and Sale Agreements to sell certain assets to an unrelated party in which the Trust owns a Net Profits Interest. As of January 1, 2010 ECA can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. There are various effective dates regarding the sale of these assets and accordingly, the Trust's share of the proceeds, which is not expected to be significant, will be included in the Distributable Income of the Trust during the quarter in which the sales are finalized and the proceeds are received.

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

        The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 2008 to December 31, 2010:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
Balance, January 1, 2008	10,012	3,825	13,837
Production	(707)	(930)	(1,637)
Revisions of previous estimates	530	179	709

Balance, December 31, 2008	9,835	3,074	12,909
Production	(694)	(911)	(1,605)
Revisions of previous estimates	(758)	154	(604)

Balance, December 31, 2009	8,383	2,317	10,700
Production	(654)	(877)	(1,531)
Revisions of previous estimates	(152)	131	(21)

Balance, December 31, 2010	7,577	1,571	9,148

        The Trust's share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
December 31, 2008	9,835	3,074	12,909

December 31, 2009	8,383	2,317	10,700

December 31, 2010	7,577	1,571	9,148

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The following is the standardized measure of discounted future net cash flows as of December 31, 2010 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$55,156	$9,919	$65,075
Future production taxes	(2,706)	(418)	(3,124)
Future production costs	(11,965)	(1,107)	(13,072)

Future net cash inflows	40,484	8,395	48,879
10% discount factor	(23,327)	(893)	(24,220)

Standardized measure of discounted future net cash flows	$17,157	$7,502	$24,659

        The following is the standardized measure of discounted future net cash flows as of December 31, 2009 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$61,761	$15,072	$76,833
Future production taxes	(2,982)	(644)	(3,626)
Future production costs	(12,361)	(1,598)	(13,959)

Future net cash inflows	46,418	12,830	59,248
10% discount factor	(26,918)	(1,862)	(28,790)

Standardized measure of discounted future net cash flows	$19,490	$10,968	$30,458

        The following is the standardized measure of discounted future net cash flows as of December 31, 2008 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$112,434	$33,015	$145,449
Future production taxes	(5,079)	(1,341)	(6,420)
Future production costs	(13,734)	(2,417)	(16,151)

Future net cash inflows	93,621	29,257	122,878
10% discount factor	(55,987)	(5,300)	(61,287)

Standardized measure of discounted future net cash flows	$37,634	$23,957	$61,591

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes during 2008, 2009 and 2010 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI
Standardized measure, January 1, 2008	$33,727	$24,787	$58,514
Net proceeds to the Trust	(11,548)	(3,609)	(15,157)
Revisions of previous estimates	2,529	854	3,383
Accretion of discount	3,372	2,479	5,851
Net change in price and production costs	5,047	1,570	6,617
Other	4,507	(2,124)	2,383

Standardized measure, December 31, 2008	$37,634	$23,957	$61,591
Net proceeds to the Trust	(5,881)	(1,625)	(7,506)
Revisions of previous estimates	(2,157)	438	(1,719)
Accretion of discount	3,763	2,396	6,159
Net change in price and production costs	(17,593)	(4,164)	(21,756)
Other	3,724	(10,034)	(6,309)

Standardized measure, December 31, 2009	$19,490	$10,968	$30,458
Net proceeds to the Trust	(5,703)	(1,183)	(6,886)
Revisions of previous estimates	(410)	353	(57)
Accretion of discount	1,949	1,097	3,046
Net change in price and production costs	(1,167)	(217)	(1,384)
Other	2,998	(3,516)	(518)

Standardized measure, December 31, 2010	$17,157	$7,502	$24,659

  Quarterly Financial Data (Unaudited):

        The following is a summary of royalty income and distributable income per unit by quarter in 2010, 2009 and 2008 (all amounts in thousands except Distributable income per unit):

2010	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$2,153	$2,067	$2,060	$1,892	$8,172
Distributable Income	$1,308	$1,530	$1,548	$1,344	$5,730
Distributable Income Per Unit	$0.2217	$0.2592	$0.2625	$0.2278	$0.9712

2009	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$2,666	$2,055	$2,040	$2,107	$8,868
Distributable Income	$1,953	$1,484	$1,563	$1,527	$6,527
Distributable Income Per Unit	$0.3312	$0.2515	$0.2648	$0.2587	$1.0162

2008	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$3,548	$4,679	$4,980	$3,821	$17,028
Distributable Income	$2,773	$3,957	$4,302	$3,018	$14,050
Distributable Income Per Unit	$0.4700	$0.6706	$0.7291	$0.5116	$2.3813