Form 10-Q
period 2011-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2011-05-05
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        As of May 2, 2011, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 1,403,050 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Royalty Income	$1,746,002	$2,152,833
Operating Expenses
Taxes on Production and Property	122,857	165,578
Operating Cost Charges	164,651	164,651

Total Operating Expenses	287,508	330,229

Net Proceeds to the Trust	1,458,494	1,822,604
General and Administrative Expenses	405,881	514,600
Interest Income	—	21

Distributable Income	1,052,613	1,308,025

Cash Reserve Refunded/(Withheld)	—	—

Distribution Amount	$1,052,613	$1,308,025

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.1784	$0.2217

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.1784	$0.2217

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Cash	$108,447	$105,531
Net Proceeds Receivable	1,458,494	1,579,620
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(79,419,968)	(78,856,201)

	13,742,212	14,305,979
Total Assets	$15,309,153	$15,991,130

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$314,328	$141,127
Distributions Payable	1,052,613	1,344,024
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	13,942,212	14,505,979

Total Liabilities and Trust Corpus	$15,309,153	$15,991,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Trust Corpus, Beginning of Period	$14,505,979	$16,894,759
Distributable Income	1,052,613	1,308,025
Distributions Payable to Unitholders	(1,052,613)	(1,308,025)
Amortization of Net Profits Interests in Gas Properties	(563,767)	(586,577)

Trust Corpus, End of Period	$13,942,212	$16,308,182

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of March 31, 2011, the Trust held Net Profits Interests in 668 wells, consisting of Royalty NPI in 315 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2010, based on the Independent Petroleum Engineer's Report, 26,574 MMcf of the maximum 41,683 MMcf had been produced.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month period ended March 31, 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three month period ended March 31, 2011.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although ECA has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2010 and include the fact that the Trust, the Trustee or ECA is not able to predict future changes in gas prices, gas production levels, economic activity, legislation or regulation, or certain changes in expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and ECA disclaim any obligation to update any forward-looking statements.

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

        The "Operating Cost Charge" for 2011 is based on an annual rate of $658,604, and for 2010 was based on an annual rate of $658,604. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on a December-to-December comparison.

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

        Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This "Overhead Adjustment Index" has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. The adjustment for the effective time period is 0%. Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, ECA believes, and advised the Trustee, that the "Overhead Adjustment Index" as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. ECA, with the concurrence of the Trustee, will utilize this "Overhead Adjustment Index" to adjust the "Operating Cost Charge" so long as such index is published by COPAS.

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

        ECA had a disagreement with the Trust over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2011, payment for an additional volume of 2,792 Mcf was delivered to the Trust, as compared to a payment for 3,018 Mcf for the quarter ended March 31, 2010. These additional payments fulfill ECA's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

        ECA has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, Eastern has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Annual Report on Form 10-K for the year ended December 31, 2010, for a more complete description of the Development Wells.)

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

        The Trust did not have any contractual obligations as of March 31, 2011. At March 31, 2011, the Trust had Trust General and Administrative Expenses Payable of $314,328 and Distributions Payable of $1,052,613.

Comparison of Results of Operations for Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

        The Trust's Distributable Income was $1,052,613 for the three months ended March 31, 2011 as compared to $1,308,025 for the three months ended March 31, 2010. This decrease was due to a decrease in Royalty Income of $406,831 ($1,746,002 for the three months ended March 31, 2011 as compared to $2,152,833 for the three months ended March 31, 2010). The decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($4.847 per Mcf for the three months ended March 31, 2011 as compared to $5.724 per Mcf for the three months ended March 31, 2010). This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2011 (361 MMcf) as compared to the three months ended March 31, 2010 of (376 MMcf). Taxes on Production and Property were $122,857 for the three months ended March 31, 2011 as compared to $165,578 for the three months ended March 31, 2010. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $405,881 for the three months ended March 31, 2011 as compared to $514,600 for the three months ended March 31, 2010. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $4.847 per Mcf for the three months ended March 31, 2011 and $5.724 per Mcf for the three months ended March 31, 2010. The price per Mcf was lower for the three months ended March 31, 2011 than for the corresponding three month period ended March 31, 2010 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.106 per Dth for the three months ended March 31, 2011 as compared to $4.903 per Dth for the three months ended March 31, 2010).

        Financial results depend on many factors, particularly the price of natural gas. During the first quarter of 2011, the Trust experienced a decrease in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended March 31, 2011, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $985.80 and $973.80, respectively. On March 31, 2011, the closing price of the Treasury Obligations, as quoted on such market, was $980.60.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2011, this option was exercised on 1,329,850 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2010 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of March 31, 2011, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        None.

ITEM 1A.    Risk Factors.

        There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2010.

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
Date: May 5, 2011

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
  ITEM 4. [Reserved].
  ITEM 5. Other Information.
  ITEM 6. Exhibits.
SIGNATURES