Form 10-Q
period 2011-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2011-11-07
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        As of November 1, 2011, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 1,881,550 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Royalty Income	$5,578,985	$6,280,721	$1,920,510	$2,060,682
Operating Expenses
Taxes on Production and Property	393,282	480,320	135,234	158,320
Operating Cost Charges	450,695	493,953	143,022	164,651

Total Operating Expenses	843,977	974,273	278,256	322,971

Net Proceeds to the Trust	4,735,008	5,306,448	1,642,254	1,737,711
General and Administrative Expenses	845,783	920,345	210,473	189,167
Interest Income	20	29	20	4
Cash Proceeds on Sale of Net Profit Interests	181,928	—	—	—
Distributable Income	4,071,173	4,386,132	1,431,801	1,548,548

Distribution Amount	$4,071,173	$4,386,132	$1,431,801	$1,548,548

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.6900	$0.7434	$0.2427	$0.2625

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.6900	$0.7434	$0.2427	$0.2625

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Cash	$132,590	$105,531
Net Proceeds Receivable	1,642,254	1,579,620
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(80,596,162)	(78,856,201)

	12,566,018	14,305,979
Total Assets	$14,340,862	$15,991,130

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$143,043	$141,127
Distributions Payable	1,431,801	1,344,024
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	12,766,018	14,505,979

Total Liabilities and Trust Corpus	$14,340,862	$15,991,130

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Trust Corpus, Beginning of Period	$14,505,979	$16,894,759
Distributable Income	4,071,173	4,386,132
Distributions Payable to Unitholders	4,071,173	(4,386,132)
Amortization of Net Profits Interests in Gas Properties	(1,739,961)	(1,786,604)

Trust Corpus, End of Period	$12,766,018	$15,108,155

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of September 30, 2011, the Trust held Net Profits Interests in 588 wells, consisting of Royalty NPI in 258 wells and Term NPI in the remaining wells. The Term NPI expire by their terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2010, based on the Independent Petroleum Engineer's Report, 26,574 MMcf of the maximum 41,683 MMcf had been produced.

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

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month and nine month periods ended September 30, 2011 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three or nine month period ended September 30, 2011.

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

        The "Operating Cost Charge" for 2011 was originally based on an annual rate of $658,604, and for 2010 was based on an annual rate of $658,604. As discussed below, the 2011 Operating Cost Charge was decreased during the quarter ended June 30, 2011 as a result of wells sold during the second quarter. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on a December-to-December comparison.

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

        The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. The Operating Cost Charge was reduced by $21,629 in the quarter ended June 30, 2011 and this reduction is applicable for the quarter ended September 30, 2011. This reduction was due to the sale of certain assets to unrelated third parties in which the Trust owned a Net Profits Interest. Capital Costs are defined as ECA's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on ECA's or the Trust's interests in the Underlying Properties, or production therefrom.

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

        ECA had a disagreement with the Trust over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2011, payment for an additional volume of 2,582 Mcf was delivered to the Trust, as compared to a payment for 2,792 Mcf for the quarter ended September 30, 2010. These additional payments fulfill ECA's agreement to provide payment for volumes for Development Wells that had been closely offset by third parties.

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

Basis of Accounting:

        The financial statements of the Trust differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America due to the following: (i) certain cash reserves may be established for contingencies which were not accrued in the financial statements; (ii) amortization of the Net Profits Interests in Gas Properties is charged directly to Trust Corpus; (iii) the sale of the Net Profits Interests is reflected in the Statements of Distributable Income as cash proceeds to the Trust; and (iv) the presentation of a Statement of Cash Flows is not required.

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

        The Trust did not have any contractual obligations as of September 30, 2011. At September 30, 2011, the Trust had Trust General and Administrative Expenses Payable of $143,043 and Distributions Payable of $1,431,801.

Comparison of Results of Operations for Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

        The Trust's Distributable Income was $1,431,801 for the three months ended September 30, 2011 as compared to $1,548,548 for the three months ended September 30, 2010. This decrease was due to a decrease in Royalty Income of $140,172 ($1,920,510 for the three months ended September 30, 2011 as compared to $2,060,682 for the three months ended September 30, 2010). This decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.084 per Mcf for the three months ended September 30, 2011 as compared to $5.374 per Mcf for the three months ended September 30, 2010). This decrease was also related to a decrease in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2011 (378 MMcf) as compared to the three months ended September 30, 2010 of (383 MMcf). The decline in production is primarily attributable to natural production declines and sale of wells. Offsetting this decrease in Distributable Income was a decrease in Operating Cost Charge of $21,629 for the quarter ended September 30, 2011. This decrease was due to the sale of wells in the quarter ended June 30, 2011. Taxes on Production and Property were $135,234 for the three months ended September 30, 2011 as compared to $158,320 for the three months ended September 30, 2010. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $210,473 for the three months ended September 30, 2011 as compared to $189,167 for the three months ended September 30, 2010. The increase in General and Administrative Expenses was due primarily to an increase in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.084 per Mcf for the three months ended September 30, 2011 and $5.374 per Mcf for the three months ended September 30, 2010. The price per Mcf was lower for the three months ended September 30, 2011 than for the corresponding three month period ended September 30, 2010 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.322 per Dth for the three months ended September 30, 2011 as compared to $4.585 per Dth for the three months ended September 30, 2010).

        Financial results depend on many factors, particularly the price of natural gas. During the third quarter of 2011, the Trust experienced a decrease in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

Comparison of Results of Operations for Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

        The Trust's Distributable Income was $4,071,173 for the nine months ended September 30, 2011 as compared to $4,386,132 for the nine months ended September 30, 2010. This decrease was due to a decrease in Royalty Income of $701,736 ($5,578,985 for the nine months ended September 30, 2011 as compared to $6,280,721 for the nine months ended September 30, 2010). The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($5.012 per Mcf for the nine months ended September 30, 2011 as compared to $5.488 per Mcf for the nine months ended September 30, 2010). This decrease was also partially due to a decrease in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2011 (1,113 MMcf) as compared to the nine months ended September 30, 2010 (1,145 MMcf). The decline in production is primarily attributable to natural production declines and sale of wells. Offsetting this decrease was an increase in Cash Proceeds from the sale of wells of $181,928 in the quarter ended June 30, 2011. Also offsetting this decrease in Distributable Income was a decrease in Operating Cost Charge of $21,629 per quarter for a total of $43,258 due to the sale of wells in the quarter ended June 30, 2011. Taxes on Production and Property were $393,282 for the nine months ended September 30, 2011 as compared to $480,320 for the nine months ended September 30, 2010. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above.

General and Administrative Expenses were $845,783 for the nine months ended September 30, 2011 as compared to $920,345 for the nine months ended September 30, 2010. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $5.012 per Mcf for the nine months ended September 30, 2011 and $5.488 per Mcf for the nine months ended September 30, 2010. The price per Mcf was lower for the nine months ended September 30, 2011 than for the corresponding nine month period ended September 30, 2010 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.256 per Dth for the nine months ended September 30, 2011 as compared to $4.689 per Dth for the nine months ended September 30, 2010).

        Financial results depend on many factors, particularly the price of natural gas. During the nine months ended September 30, 2011, the Trust experienced a continuation of the decline in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended September 30, 2011, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $998.40 and $993.60, respectively. On September 30, 2011, the closing price of the Treasury Obligations, as quoted on such market, was $995.50.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2011, this option was exercised on 1,881,550 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2010 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of September 30, 2011, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective at a reasonable assurance level.

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

Date: November 7, 2011

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