Form 10-K
period 2011-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2012-03-09
CIK 895474

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

         As of February 28, 2012, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, as of February 28, 2012, 1,968,350 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

         The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2011 of $22.99 per unit was approximately $94 million.

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

        The Trust will sell its assets and liquidate between May 15, 2012 and May 15, 2013 (the "Liquidation Date"). Pursuant to the Trust Agreement, all proceeds of any sale received by the Trustee after December 31, 2012, and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until all remaining Royalty NPI interests have been sold. Consequently, unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI as described herein. Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

        Until January 1, 2010, Eastern American Energy Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective January 1, 2010, Eastern American Energy Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. Except as otherwise required by the context, references herein to "ECA" mean Eastern American Energy Corporation at all times prior to January 1, 2010, and mean Energy Corporation of America at all times on and after January 1, 2010. The merger of Eastern American Energy Corporation into its parent Energy Corporation of America has not had any significant effect on the Trust.

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

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2011 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2011 was $739,133. Such costs could fluctuate in the future depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services, and may be materially higher during 2012 and 2013 than they have been in the past as the Trust incurs expenses in connection with the sale of its assets and liquidation in accordance with the Trust Agreement. In addition to such expenses, in 2011, the Trust paid ECA an overhead reimbursement of $390,072. The overhead reimbursement was established at the inception of the Trust, increases by 3.5% per year, and is payable quarterly.

        The Trust will be liquidated and the Royalty NPI will be sold prior to the Liquidation Date, which is expected to occur in 2013. Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations. Under the Trust Agreement, ECA has a right of first refusal to purchase the Royalty NPI at fair market value, or, if applicable, the offered third-party price, prior to the Liquidation Date. See "Description of Trust Units and Depositary Units—Liquidation of the Trust."

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

        The Trust is expected to terminate in 2013. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

        The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the

Term NPI. As of December 31, 2011, 27,415 MMcf of such gas had been produced. Consequently, the Term NPI is expected to terminate on May 15, 2013.

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

        "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes" (as defined in the Conveyances). The Operating Cost Charge for 2011 was $658,604, for 2010 was $658,604 and for 2009 was $647,917. As discussed below, the 2011 Operating Cost Charge was decreased during the quarter ended June 30, 2011 as a result of wells sold during the second quarter. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

        Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This "Overhead Adjustment Index" has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. Due to the "Overhead Adjustment Index" being -0.7%, the adjustment for the effective time period is 0%. As discussed above, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%). Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, ECA believes, and advised the Trustee, that the "Overhead Adjustment Index" as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. ECA, with the concurrence of the Trustee, will utilize this "Overhead Adjustment Index" to adjust the "Operating Cost Charge" so long as such index is published by COPAS.

        The Operating Cost Charge will be reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs are defined as ECA's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. As a result of selling wells, the Operating Cost Charge was reduced by $21,629 in the quarter ended June 30, 2011 and this reduction was applicable for the quarters ended September 30, 2011 and December 31, 2011.Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on ECA's or the Trust's interests in the Underlying Properties, or production therefrom.

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

Distributions and Income Computations

        The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts per unit for each of the quarters in 2011 were $0.1784, $0.2689, $0.2427 and $0.1597, respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter generally is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). The Trust will sell its assets and liquidate between May 15, 2012 and May 15, 2013. Pursuant to the Trust Agreement, all proceeds of any sale received by the Trustee after December 31, 2012, and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until all remaining Royalty NPI interests have been sold. Consequently, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI as described herein. Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

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

        ECA may sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trust or the Unitholders. Any releases by the Trust are conditioned upon the Trust receiving an amount equal to the fair value (as defined in the Trust Agreement) to the Trust of its Net Profits Interests (taking into account the relevant market conditions and factors existing at the time of the sale. Any proceeds paid to the Trust are distributable to Unitholders for the quarter in which they are received

        During the first half of 2011, Energy Corporation of America entered into two separate Purchase and Sale Agreements to sell certain assets in which the Trust owned a Net Profits Interest to unrelated third parties. ECA finalized the sale of the assets, as described in the Purchase and Sale Agreements, in the quarter ended June 30, 2011. ECA received sale proceeds for the wells in the amount of $588,911. The Trust's share of the sales proceeds was $181,928 and was included in the Distributable Income of the Trust during the quarter ended June 30, 2011. No other sale of assets in which the Trust owned a Net Profits Interest occurred in 2011.

        The Trustee is required to sell all of the Royalty NPI after May 15, 2012 and prior to the Liquidation Date. The proceeds of such sale, together with the matured face amount of the Treasury Obligations, will be distributed to Unitholders on or prior to the Liquidation Date. Under the Trust Agreement, ECA has a right of first refusal to purchase any of the Royalty NPI at the fair value to the Trust, or, if applicable, the offered third-party price, prior to the Liquidation Date. The Term NPI will expire by its terms no later than May 15, 2013, and the Trust will not realize any further value from the Term NPI after such date.

THE UNDERLYING PROPERTIES

General

        The Underlying Properties are comprised of ECA's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2011, such properties consisted of 587 producing gas wells. The working interests of ECA comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12 1/2%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties. ECA's interests comprising the Underlying Properties represent, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. As of December 31, 2011, proved developed reserves attributable to the Net Profits Interests (reflecting quantities of gas free of future costs and expenses based on estimated prices) were approximately 8,100 MMcf. (See "Reserves".)

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

Reserves

        Proved Reserves of Underlying Properties and Net Profits Interests.    The following table sets forth, as of December 31, 2011, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, the Royalty NPI and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2011 prepared by Ryder Scott Company (the "Reserve Report".) Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A copy of the Reserve Report is included as Annex A hereto.

	Proved Gas Reserves
					Discounted Estimated Future Net Revenues(2)
	Developed	(MMcf) Undeveloped	Total	Estimated Future Net Revenues(2)
				(Dollars in thousands)
Underlying Properties(1)	25,930	0	25,930	$93,468	$39,445

Net Profits Interests:
Royalty NPI	7,203	0	7,203	$35,472	$15,163
Term NPI	897	0	897	4,417	4,117

Total	8,100	0	8,100	$39,889	$19,280

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

        The Trust retained Ryder Scott Company L.P. ("Ryder Scott"), which is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years, to prepare a third party report of the reserves attributable to the net profits interest. A signed copy of the report, dated December 23, 2011 (the "Reserve Report"), is attached as Annex A to this Report on Form 10-K and filed as exhibit 99.1. As stated in the Reserve Report, the estimates contained therein are based on accounts, records, geological and engineering data and reports and other data provided to Ryder Scott by ECA and are based on data available through August, 2011. The Trust has no access to, and its internal controls do not cover, the geological, engineering or other data and information provided by ECA to Ryder Scott in connection with the preparation of the Reserve Report. The qualifications of Mr. Larry Thomas Nelms, the technical person primarily responsible for overseeing the preparation of the Reserve Report are as follows. Mr. Nelms, an employee of Ryder Scott since 1983, served as a Managing Senior Vice President and also as a member of the Board of Directors during the period covered by this report, responsible for coordinating and supervising staff and consulting engineers of the company in ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Nelms served in a number of engineering positions with various oil and gas companies. Mr. Nelms earned a Bachelor of Science degree in Mechanical Engineering from Mississippi State University in 1963 and a Master of Science from the University of New Mexico in 1965, and he is a registered Professional Engineer in the State of Colorado. He is also a member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers, where he served as chairman of the Denver Section and also served for three years on the board of directors. As part of his 2009 continuing education hours, Mr. Nelms attended an internally presented 16 hours of formalized training as well as the day long 2009 RSC Reserves Conference forum, and a presentation at the Denver Section of SPEE by Dr. John Lee relating to the definitions and disclosure guidelines contained in the SEC's Modernization of Oil and Gas Reporting rules. Mr. Nelms has served as the instructor of the PetroSkills course entitled "Oil & Gas Reserve Evaluation" for a period of four years. Based on his education, background, professional training and more than 25 years of practical experience in the estimation and evaluation of petroleum reserves, Mr. Nelms has attained the professional qualifications as a Reserves Estimator and Reserves Auditor set forth in Article III of the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the Society of Petroleum Engineers as of February 19, 2007.

        The Reserve Report was prepared for the Trust primarily to comply with the requirements of the Amended and Restated Trust Agreement pursuant to which the Trust was originally created. It was completed on December 23, 2011 and has an effective date of December 31, 2011. The report covers all of the registrant's interest in the net profits interest. The properties to which the net profits interest relate are located in the United States, specifically in West Virginia and Pennsylvania. The estimated reserves and future net income amounts presented in the Reserve Report, as of December 31, 2011 are related to hydrocarbon prices, computed in accordance with the gas contract described below and applicable SEC rules. The hydrocarbon prices used in the preparation of the Reserve Report are based on the average prices during the 12-month period prior to the ending date of the period covered in the Reserve Report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. For purposes of the Reserve Report, the proved reserves attributable to the net profits interest have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves presented reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in the Reserve Report. The Reserve Report utilized the terms of the gas contract between Eastern Marketing Corporation (a wholly owned subsidiary of ECA) and the Trust. Under the gas contract, The Trust receives the Henry Hub Average Spot Price (defined as described below) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the Wall Street Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in the Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The Trust believes that the assumptions, data, methods and procedures utilized by Ryder Scott are appropriate for the purpose served by the Reserve Report, and believes that Ryder Scott has used all methods and procedures Ryder Scott considered necessary under the circumstances to prepare the Reserve Report.

        Internal Controls.    Ryder Scott prepared its report as described above in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC. These reserves, estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry's ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. The same industry wide applied techniques are used in determining estimated reserve quantities. The technical persons responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineering Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. ECA has advised the Trust that it maintains adequate controls over the underlying data it provides to Ryder Scott, which is designed to result in accurate and reliable data in compliance with applicable regulations and guidance. The data ECA furnishes to Ryder Scott is reviewed by staff reservoir engineers and geoscientists before review by the Reservoir Engineering Manager and finally the Senior Vice President. These individuals consult regularly with Ryder Scott during Ryder Scott's reserve estimation process to review properties, assumptions, and any new data available. ECA's Reservoir Engineer Manager has a Bachelor of Science in Petroleum Engineering. He has over five years of oil and gas industry experience in reservoir Engineering. ECA's Senior Vice President is the primary technical person responsible for overseeing the data reporting process. This individual has a Bachelor of Science degree in Chemical Engineering with Masters of Petroleum Engineering coursework along with a Master of Business Administration degree. He has worked in drilling, completions, production, and reservoir engineering along with acquisitions during his career and is a member of the Society of Petroleum Engineers. He has over eight years of experience in reserve evaluation.

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

HEALTH, SAFETY, AND ENVIRONMENTAL REGULATION

        General.    Activities on the Underlying Properties are subject to existing Federal, state and local laws and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the discharge of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust. It cannot be predicted what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust. However, pursuant to the terms of the Conveyances, any costs or expenses incurred in connection with environmental liabilities of ECA arising out of or related to activities occurring on or in, or conditions existing on or under, the Underlying Properties before the effective date of the Conveyances will be borne by ECA and will not be deducted in calculating Net Proceeds attributable to the Net Profits Interests. Additionally, because Unitholders are expected to have limited liability in accordance with the Trust Agreement and Delaware law, Unitholders should be shielded from direct liability for any environmental liabilities. See "Description of Trust Units and Depositary Units—Liability of Unitholders." However, costs and expenses incurred by ECA for certain Capital Costs associated with environmental liabilities arising after the effective date of the Conveyances would reduce Net Proceeds, and would therefore be borne, in part, by the Unitholders. The following subtopics discuss some of the principal forms of health, safety, and environmental regulation to which the Underlying Properties and operations thereon are subject. The costs of complying with these regulatory requirements may burden the Net Profits Interests to the extent they arise out of or are related to activities occurring on or in, or conditions existing on or under, the Underlying Properties after the effective date of the Conveyances.

        Solid and Hazardous Waste.    The Underlying Properties include numerous properties that have produced gas for a number of years but in which ECA has held an interest for a relatively short period of time prior to the effective date of the Conveyances. ECA has no knowledge of prior operators utilizing operating and disposal practices that were not standard in the industry at the time or that hydrocarbons or other solid or hazardous wastes have been disposed of or released on or under the Underlying Properties. Federal, state and local laws applicable to gas-related wastes have become increasingly more stringent. Under current laws, ECA or the operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

        Each holder of Depositary Units (including the underlying Trust Units) of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a liquidating distribution equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations; provided, however, that any Depositary Unit from which the related Treasury Obligations have been withdrawn shall not entitle the holder to any portion of the proceeds of the matured Treasury Obligations.

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

Liquidation of the Trust

        The Trust will be liquidated and the Royalty NPI will be sold prior to the Liquidation Date, which is expected to occur in 2013. Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations (to the extent not previously withdrawn). Under the Trust Agreement, ECA has a right of first refusal to purchase the Royalty NPI at fair market value, or, if applicable, the offered third-party price, prior to the Liquidation Date. The Term NPI will expire by its terms no later than May 15, 2013, and the Trust will not realize any further value from the Term NPI after such date.

        Pursuant to the Trust Agreement, all proceeds of any sale received by the Trustee after December 31, 2012, and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until all remaining Royalty NPI interests have been sold. Consequently, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI described herein. Subject to the payment of all expenses and liabilities of the Trust, and subject to the creation and funding of cash reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities, all amounts then held by the Trust will be distributed to Unitholders of record as of the record date for the final quarter of the Trust's existence.

        Subject to ECA's rights of first refusal and other provisions of the Trust Agreement described herein, the Trustee is required to use its best efforts to sell the Royalty NPI for cash, effective after May 15, 2012 and prior to May 15, 2013.

        If the Trustee has not sold the Royalty NPI on or prior to September 30, 2012, the Trustee is required to engage an independent appraiser (at the expense of the Trust) to appraise the fair value of the NPI as of September 30, 2012, and to deliver a copy of such appraisal to ECA by November 15, 2012. ECA will then be entitled but not obligated to purchase the Royalty NPI for cash at the appraised value (less the aggregate amount of distributions made to the Trust from the Royalty NPI since September 30, 2012) by delivery of a notice to the Trustee given within ten business days from ECA's receipt of the appraiser's report. If ECA elects not to purchase the Royalty NPI, the Trustee is required to take all reasonable actions within its discretion necessary to arrange for an unreserved auction or sealed bid sale of the Royalty NPI to be held on March 1, 2013, and to sell the Royalty NPI to the highest cash bidder at the auction or sale.

        The Trustee will mail notice of any sale by auction or sealed bid to each Trust Unitholder at his or her address as it appears in the records of the Trustee at least 60 days prior to any such sale. However, no approval of the Trust Unitholders will be required or sought prior to any such sale of the Royalty NPI or any portion thereof as described herein.

        In addition to ECA's purchase right at an appraised fair value as described above, ECA has the right under the Trust Agreement to purchase any or all of the Royalty NPI from the Trust on the same price and terms as those offered by any person in any proposed sale. Further, in the event of a proposed disposition by auction or sealed bid, ECA has an additional right to purchase the Royalty NPI to be sold as described below.

        Except for proposed dispositions by auction or sealed bid, the Trustee is required to give written notice to ECA at least 20 business days prior to the date of any proposed disposition setting forth in reasonable detail a description of the Royalty NPI to be sold, and the proposed price and terms of such disposition. ECA may exercise its right to purchase the Royalty NPI to be sold by giving written notice to the Trustee no later than ten business days from the date of receipt of such notice.

        In the event the Trustee gives notice of a proposed disposition of all or a portion of the Royalty NPI by auction or sealed bid, the Trustee shall prior to such auction or bid, unless the right of first refusal is waived by ECA, engage (at the expense of the Trust) an independent appraiser to appraise the fair value (as of the date of such notice) of the portion of the Royalty NPI proposed to be sold. Upon receipt of the appraisal, ECA may exercise its option to acquire the portion of the Royalty NPI proposed to be sold for cash in the amount of the appraised value (less the aggregate amount of distributions made to the Trust from that portion of the Royalty NPI since the date of the appraised value) by delivery of a written election notice to the Trustee within ten business days from the date of receipt by ECA of the independent appraiser's report.

        In the event the Trustee gives notice of a proposed disposition of all or a portion of the Royalty NPI by auction or sealed bid, and ECA does not exercise its option to acquire the portion of the Royalty NPI proposed to be sold, ECA could, but would not be required to, bid for the Royalty NPI to be sold in the auction or sealed bid process. No assurance can be given that ECA would make a bid in any such process. However, in the event that ECA were to bid in any such process and were the top bidder, ECA would be entitled to purchase the Royalty NPI to be sold in the auction or sealed bid process. Any such purchase pursuant to the auction or sealed bid process by ECA or a third party could be at a price lower than fair value.

        As used in the foregoing discussion, the term "fair value" has the meaning ascribed to it in the Trust Agreement, which means an amount which could reasonably be expected to be obtained from the sale of the asset to a party which is not an affiliate of either ECA or the Trust on an arms'-length negotiated basis, taking into account relevant market conditions and factors existing at the time of the proposed sale.

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

Widely Held Fixed Investment Trust Reporting Information

        The Trustee assumes that some Depositary units and the underlying Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name, referred to herein collectively as "middlemen"). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust ("WHFIT") for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is The Bank of New York Mellon Trust Company, N.A., and the contact information for the representative is as follows:

  The Bank of New York Mellon Trust Company, N.A., Trustee
  Global Corporate Trust
  919 Congress Ave., Suite 500
  Austin, Texas 78701
  Telephone: 1-800-852-1422

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2011 federal and state income tax returns. This tax information booklet can be obtained at www.businesswire.com/cnn/ngt.htm.

        Notwithstanding the foregoing, the middlemen holding the Depositary Units and the underlying Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Depositary Units and the underlying Trust Units, including the issuance of IRS Forms 1099 and certain written tax information statements to the investor.

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

         The net proceeds of the sale of the Trust's Royalty NPI are unpredictable.

        The Trustee is required by the Trust Agreement to sell all of the Royalty NPI after May 15, 2012 and prior to May 15, 2013. Under the Trust Agreement, ECA has a right of first refusal to purchase any of the Royalty NPI at the fair value to the Trust, or, if applicable, the offered third-party price. The sale price of the Royalty NPI will depend on a wide variety of factors over which neither the Trust nor the Trustee has or will have any control, including ECA's preemptive rights to purchase the Royalty NPI as set forth in the Trust Agreement, the nature of the Royalty NPI as a non-operated interest, natural gas prices and the expectations of potential purchasers regarding future natural gas prices, conditions in the U.S. oil and gas divestiture markets generally, conditions in the credit markets and expectations of market participants regarding credit pricing and availability, interest rates and market expectations regarding interest rates, developments and expectations regarding developments in shale gas and other natural gas exploration and production developments in the Marcellus Shale region and elsewhere in the Appalachian Basin, and in the United States and world generally, and all other factors relevant to a potential purchaser's evaluation of the attractiveness of the Royalty NPI. Further, because the Gas Purchase Contract will terminate upon the termination of the Trust, the fair value of the Royalty NPI may be different after the termination of the Trust than it has been during the existence of the Trust. The Term NPI will expire by its terms no later than May 15, 2013, and the Trust will not receive any payment for the Term NPI after its expiration.

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

         The tax treatment of an investment in Trust Units or Depositary Units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

        The recently enacted Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a "Medicare tax" equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include royalty income and interest income, if any, derived from the Trust Units or Depositary Units as well as any net gain from the disposition of Trust Units or Depositary Units. In addition, absent new legislation extending the current rates, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals will increase to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

        The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT." The high and low closing prices and distributions paid during the quarters in the two-year period ended December 31, 2011 were as follows:

Quarter	High	Low	Distributions Paid
2010:
First (to March 31, 2010)	$23.91	$23.50	$0.2217
Second (to June 30, 2010)	$23.66	$22.03	$0.2592
Third (to September 30, 2010)	$23.09	$22.05	$0.2625
Fourth (to December 31, 2010)	$23.90	$22.20	$0.2278
2011:
First (to March 31, 2011)	$24.11	$22.76	$0.1784
Second (to June 30, 2011)	$24.00	$22.85	$0.2689
Third (to September 30, 2011)	$23.50	$22.74	$0.2427
Fourth (to December 31, 2011)	$23.98	$23.00	$0.1597

        At February 28, 2012, the 5,900,000 Depositary Units outstanding were held by approximately 289 Unitholders of record.

        With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2011 to December 31, 2011 were $998.40 and $973.80, respectively. The closing price on December 31, 2011 was $997.10 per $1,000 face amount.

        During the fourth quarter of 2011, there were no purchases of Units made by or on behalf of the Trust or any "affiliated purchaser" as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.    Selected Financial Data.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Royalty Income	$7,322,590	$8,172,392	$8,868,114	$17,028,373	$14,660,909
Distributable Income	$5,263,272	$5,730,157	$6,526,597	$14,049,648	$12,006,605
Distribution Amount	$5,013,272	$5,730,157	$6,526,597	$14,049,648	$12,506,605
Distributable Income per unit	$0.8921	$0.9712	$1.1062	$2.3813	$2.0350
Distribution Amount per unit	$0.8497	$0.9712	$1.1062	$2.3813	$2.1198
Total assets at year end	$13,578,463	$15,991,130	$18,635,014	$22,570,038	$24,953,135

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

        Under the Gas Purchase Contract, Eastern Marketing, a wholly-owned subsidiary of ECA, purchases gas from the Trust at a variable price for any quarter equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

        Accordingly, the price payable to the Trust for production may vary based on fluctuations in natural gas futures prices during the relevant calculation period. The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to the Unitholders.

        During the fourth quarter of 2009 an oil and gas company contacted ECA to inquire as to whether it would assign the Bond J-748 gas well ("Well") which is a well in which the Trust owns a Net Profits Interest. ECA reviewed the Trust Agreement and certified to the Trustee that the Well could be sold free from the Net Profits Interest and that assignment of the Well did not conflict with the provisions of section 3.02 of the Trust Agreement. The Well had not produced since 2006 due to mechanical problems and had become uneconomic to produce. The Well was assigned to avoid potential plugging and abandonment costs and liabilities. The Trust received no cash distribution for the assignment of the Well due to the fact that the Well was transferred for no cash consideration.

        Also, during the fourth quarter of 2009 the Shields #1 gas well ("Well"), a Well in which the Trust owns a Net Profits Interest, was plugged and abandoned. The Well had not been producing due to down-hole mechanical problems and was no longer capable of commercial production. Therefore, the Well was plugged and abandoned in accordance with the regulations of the Pennsylvania Department of Environmental Protection.

        During the first half of 2011, ECA entered into two separate Purchase and Sale Agreements to sell certain assets to unrelated third parties in which the Trust owned a Net Profits Interest. As of January 1, 2010 ECA can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. ECA finalized the sale of the assets, as described in the Purchase and Sale Agreements, in the quarter ended June 30, 2011. ECA received sale proceeds for the wells in the amount of $588,911. The Trust's share of the sales proceeds was $181,928 and was included in the Distributable Income of the Trust during the quarter ended June 30, 2011.

        Over the remaining life of the Trust, wells may be disposed of from time to time in accordance with the documents governing the Trust.

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2011 was $739,133, including the Trustee's fee of $108,000. In addition to such expenses, in 2011, the Trust paid ECA an overhead reimbursement of $390,072. The overhead reimbursement increases by 3.5% per year and is payable quarterly. The costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services and may be materially higher during 2012 and 2013 than they have been in the past as the Trust incurs expenses in connection with the sale of its assets and liquidation in accordance with the Trust Agreement..

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

        The Trust will be liquidated and the Royalty NPI will be sold prior to the Liquidation Date, which is expected to occur in 2013. Pursuant to the Trust Agreement, all proceeds of any sale received by the Trustee after December 31, 2012, and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until all remaining Royalty NPI interests have been sold. Consequently, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI as described herein. Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations; provided, however, that any Depositary Unit from which the related Treasury Obligations have been withdrawn shall not entitle the holder to any portion of the proceeds of the matured Treasury Obligations. Under the Trust Agreement, ECA has a right of first refusal to purchase the Royalty NPI at fair market value, or, if applicable, the offered third-party price, prior to the Liquidation Date.

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

        The Trust did not have any contractual obligations as of December 31, 2011. At December 31, 2011, the Trust had General and Administrative Expenses Payable of $206,150 and Distributions Payable of $942,100.

Results of Operations

2011 Compared with 2010

        The Trust's Distributable Income was $5,263,272 for the year ended December 31, 2011 as compared to $5,730,157 for the year ended December 31, 2010. This decrease was due to a decrease in Royalty Income for the year ended December 31, 2011 ($7,322,590) as compared to the year ended December 31, 2010 ($8,172,392). The decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2011 (1,487 Mmcf) as compared to the year ended December 31, 2010 (1,531 Mmcf). The decline in production is primarily attributable to natural production declines and sale of wells. The decrease was also partially due to a decrease in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($4.925 per Mcf for the year ended December 31, 2011 as compared to $5.343 per Mcf for the year ended December 31, 2010). Taxes on Production and Property were $518,355 for the year ended December 31, 2011 as compared to $627,719 for the year ended December 31, 2010. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. Trust General and Administrative Expenses were $1,129,205 for the year ended December 31, 2011 as compared to $1,155,944 for the year ended December 31, 2010. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees incurred.

        Amortization of Net Profits Interests in Gas Properties was $2,325,766 for the year ended December 31, 2011 as compared to $2,388,780 for the year ended December 31, 2010. This decrease was due to the decrease in production for the year ended December 31, 2011. This decrease was partially offset due to the increase in the depletion rate to $1.5638 for the year ended December 31, 2011 from $1.5603 for the year ended December 31, 2010.

        The average price payable to the Trust for gas production attributable to the Net Profits Interests was $4.925 per Mcf for the year ended December 31, 2011 and $5.343 per Mcf for the year ended December 31, 2010. The price per Mcf was lower for the year ended December 31, 2011 than for the year ended December 31, 2010 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($4.177 per Dth for the year ended December 31, 2011 as compared to $4.557 per Dth for the year ended December 31, 2010).

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not engage in any operations and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described in detail elsewhere herein, gas production attributable to the Net Profits Interest is sold to Eastern Marketing, a wholly owned subsidiary of ECA, pursuant to the Gas Purchase Contract described herein.

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

        As of December 31, 2011, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Trust's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

        In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust's last fiscal quarter, no change in the Trust's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of ECA.

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

Item 11.    Executive Compensation.

        The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2011, December 31, 2010 and December 31, 2009, The Bank of New York Mellon Trust Company, N.A., as Trustee, received $108,000 annually, as Trustee fees and $631,133, $671,064 and $507,789, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        (a)   Security Ownership of Certain Beneficial Owners.

          Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than 5% of the Units as of March 1, 2012, except as follows:

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The Trust has no directors. Since January 1, 2011 there has not been, and there is not currently proposed, any transaction or series of similar transactions requiring disclosure under Item 404 of Regulation S-K. However, as described in this report, the Trust Agreement requires the Trustee to use its best efforts to sell the Royalty NPI for cash, effective after May 15, 2012 and prior to May 15, 2013, and ECA has rights of first refusal and other rights to purchase the Royalty NPI as set forth in Trust Agreement. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The fees PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust's annual financial statements and review of the Trust quarterly interim financial statements were $150,000 in 2011 and $194,645 in 2010.

Audit-Related Fees

        PricewaterhouseCoopers LLP did not bill the Trust any additional fees in the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Trust's financial statements.

Tax Fees

        The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice or planning were $119,300 in 2011 and $115,650 in 2010.

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

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
99.1	Report of Ryder Scott Company L.P. dated December 23, 2011

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March, 2012.

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

ANNEX A

December 23, 2011

Eastern American Natural Gas Trust
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue
Suite 500
Austin, Texas 78701

Gentlemen:

        Pursuant to your request, we present below estimates of the net proved reserves attributable to the interests of the Eastern American Natural Gas Trust (Trust) as of December 31, 2011. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). As of January 1, 2010 EAEC merged with and into ECA with ECA being the surviving entity and now ECA, by operation of law, is the owner of the underlying properties burdened by the Net Profits Interest owned by the Trust. The interests conveyed to the Trust consist of a net profits interest derived from working and royalty interests in numerous properties. The Net Profits Interest consists of (1) a life-of-properties interest ("Royalty NPI") and (2) a term interest ("Term NPI"). The properties included in the Trust are located in the states of Pennsylvania and West Virginia.

        The properties evaluated by Ryder Scott represent 100 percent of the total net proved gas reserves of Eastern American Natural Gas Trust as of December 31, 2011.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2011 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report are based on the average prices during the 12-month period prior to the ending date of the period covered in this report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. Actual future prices may vary significantly from the prices required by SEC regulations; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below

	As of December 31, 2011
Proved Net Developed	Gas (MMCF)	Estimated Future Net Cash Inflows (M$)	Present Value At 10% (M$)
Royalty NPI	7,203	35,472	15,163
Term NPI	897	4,417	4,117

Total	8,100	39,889	19,280

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

        In accordance with the requirements of FASB 69, estimates of future cash inflows, future costs and future net cash inflows before income tax, as well as estimated reserve quantities, as of December 31, 2011 from this report are presented in the following table:

	As of December 31, 2011
Total Proved	Royalty NPI	Term NPI	Totals
Future Cash Inflows (M$)	35,472	4,417	39,889
Future Costs
Production (M$)	0	0	0
Development (M$)	0	0	0

Total Costs (M$)	$0	0	0
Future Net Cash Inflows
Before Income Tax (M$)	35,472	4,417	39,889
Present Value at 10%
Before Income Tax (M$)	15,163	4,117	19,280

	As of December 31, 2011
	Royalty NPI	Term NPI	Totals
Proved Net Developed Reserves
Gas (MMCF)	7,203	897	8,100
Proved Net Undeveloped Reserves
Gas (MMCF)	0	0	0
Total Proved Net Reserves
Gas (MMCF)	7,203	897	8,100

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

        At the request of ECA, we have included the following table which summarizes the total net reserves estimates from combined interest of ECA and the Trust in the Underlying Properties:

Estimated Net Reserve Data
Certain Combined Leasehold Interests of
Energy Corporation of America
And The Trust
As of December 31, 2011
SEC Parameters

	Proved
			Total Proved
Net Remaining Reserves	Developed	Undeveloped
Gas-MMCF	25,930	0	25,930

        The estimated future net income associated with the foregoing volumes and the 10 percent discounted estimated future net income was $93,468,186 and $39,444,532, respectively. This evaluation utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. The properties which are included in the "Term NPI" were allowed to run for their full economic life in this evaluation.

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

        The proved reserves for the properties included herein are all proved producing and were estimated by performance methods. The performance method utilized was decline curve analysis which utilized extrapolations of historical production data available through August, 2011. The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

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

        Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. ECA computed the "Variable" price under the gas contract as of December 31, 2011 as $4.925 per Mcf, utilizing $4.177 as the Henry Hub Average Spot Price computed in accordance with the gas contract but utilizing the SEC guidelines that require the price to be based on the 12-month period prior to the ending date of the period covered in this report.

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

as of December 31, 2011 and 2010
and for the years ended
December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Eastern American Natural Gas Trust and
The Bank of New York Mellon Trust Company, N.A., Trustee

        We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2011 and 2010, and the related statements of distributable income, and statements of changes in trust corpus for each of the three years in the period ended December 31, 2011. We also have audited the Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2011 and 2010, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2011, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 9, 2012

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2011 and 2010

	2011	2010
Assets:
Cash	$122,740	$105,531
Net Proceeds Receivable	1,475,510	1,579,620
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(81,181,967)	(78,856,201)

	11,980,213	14,305,979

Total Assets	$13,578,463	$15,991,130

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$206,150	$141,127
Distributions Payable	942,100	1,344,024
Trust Corpus (5,900,000 units authorized and outstanding)	12,430,213	14,505,979

Total Liabilities and Trust Corpus	$13,578,463	$15,991,130

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended
December 31, 2011, 2010 and 2009

	2011	2010	2009
Royalty Income	$7,322,590	$8,172,392	$8,868,114
Operating Expenses:
Taxes on Production and Property	518,355	627,719	676,110
Operating Cost Charges	593,717	658,604	685,529

Total Operating Expenses	1,112,072	1,286,323	1,361,639

Net Proceeds to the Trust	6,210,518	6,886,069	7,506,475
General and Administrative Expenses	1,129,205	1,155,944	979,925
Interest Income	31	32	47
Cash Proceeds on Sale of Net Profit Interests	181,928	—	—

Distributable Income	5,263,272	5,730,157	6,526,597
Cash Reserve Refunded (Withheld)	(250,000)	—	—

Distribution Amount	$5,013,272	$5,730,157	$6,526,597

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.8921	$0.9712	$1.1062

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.8497	$0.9712	$1.1062

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended
December 31, 2011, 2010 and 2009

	2011	2010	2009
Trust Corpus, Beginning of Period	$14,505,979	$16,894,759	$19,264,876
Distributable Income	5,263,272	5,730,157	6,526,597
Distributions Paid or Payable to Unitholders	(5,013,272)	(5,730,157)	(6,526,597)
Amortization of Net Profits Interests in Gas Properties	(2,325,766)	(2,388,780)	(2,370,117)

Trust Corpus, End of Period	$12,430,213	$14,505,979	$16,894,759

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

        The purpose of the Trust is to acquire and hold net profits interests owned by ECA in 650 producing gas wells and 65 proved development well locations in West Virginia and Pennsylvania (the "Underlying Properties"). The Underlying Properties are operated by ECA. The Net Profits Interests (the "Net Profits Interests") consist of a Royalty interest in 258 wells and a Term interest in the remaining wells and locations. ECA drilled 59 of the 65 development wells.

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI after May 15, 2012 and prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on the first quarterly payment date following the receipt of such proceeds by the Trust. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2011, 27,415 MMcf of such gas had been produced.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three and twelve month periods ended December 31, 2011.

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

        Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2011 are expected to be received by the Trust and distributed to the Unitholders on March 15, 2012. The December 31, 2010 Net Proceeds Receivable were received and distributed by the Trust on March 15, 2011.

6. Related Party Transactions:

        The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $739,133 for the year ended December 31, 2011, $779,064 for the year ended December 31, 2010 and $615,789 for the year ended December 31, 2009. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse ECA for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid ECA $390,072, $376,880 and $364,136 for overhead expenses for 2011, 2010 and 2009, respectively. Operating Cost Charges included in the Statements of Distributable Income are paid to ECA.

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

        The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 2009 to December 31, 2011:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
Balance, January 1, 2009	9,835	3,074	12,909
Production	(694)	(911)	(1,605)
Revisions of previous estimates	(758)	154	(604)

Balance, December 31, 2009	8,383	2,317	10,700
Production	(654)	(877)	(1,531)
Revisions of previous estimates	(152)	131	(21)

Balance, December 31, 2010	7,577	1,571	9,148
Production	(646)	(841)	(1,487)
Revisions of previous estimates	272	167	439

Balance, December 31, 2011	7,203	897	8,100

        The Trust's share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
December 31, 2009	8,383	2,317	10,700

December 31, 2010	7,577	1,571	9,148

December 31, 2011	7,203	897	8,100

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The following is the standardized measure of discounted future net cash flows as of December 31, 2011 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$48,726	$5,339	$54,065
Future production taxes	(2,979)	(267)	(3,246)
Future production costs	(10,275)	(655)	(10,930)

Future net cash inflows	35,472	4,417	39,889
10% discount factor	(20,309)	(300)	(20,609)

Standardized measure of discounted future net cash flows	$15,163	$4,117	$19,280

        The following is the standardized measure of discounted future net cash flows as of December 31, 2010 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$55,156	$9,919	$65,075
Future production taxes	(2,706)	(418)	(3,124)
Future production costs	(11,965)	(1,107)	(13,072)

Future net cash inflows	40,484	8,395	48,879
10% discount factor	(23,327)	(893)	(24,220)

Standardized measure of discounted future net cash flows	$17,157	$7,502	$24,659

        The following is the standardized measure of discounted future net cash flows as of December 31, 2009 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$61,761	$15,072	$76,833
Future production taxes	(2,982)	(644)	(3,626)
Future production costs	(12,361)	(1,598)	(13,959)

Future net cash inflows	46,418	12,830	59,248
10% discount factor	(26,918)	(1,862)	(28,790)

Standardized measure of discounted future net cash flows	$19,490	$10,968	$30,458

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes during 2009, 2010 and 2011 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI
Standardized measure, January 1, 2009	$37,634	$23,957	$61,591
Net proceeds to the Trust	(5,881)	(1,625)	(7,506)
Revisions of previous estimates	(2,157)	438	(1,719)
Accretion of discount	3,763	2,396	6,159
Net change in price and production costs	(17,593)	(4,164)	(21,756)
Other	3,724	(10,034)	(6,309)

Standardized measure, December 31, 2009	$19,490	$10,968	$30,458
Net proceeds to the Trust	(5,703)	(1,183)	(6,886)
Revisions of previous estimates	(410)	353	(57)
Accretion of discount	1,949	1,097	3,046
Net change in price and production costs	(1,167)	(217)	(1,384)
Other	2,998	(3,516)	(518)

Standardized measure, December 31, 2010	$17,157	$7,502	$24,659
Net proceeds to the Trust	(5,523)	(688)	(6,211)
Revisions of previous estimates	647	398	1,045
Accretion of discount	1,716	750	2,466
Net change in price and production costs	(2,185)	(230)	(2,415)
Other	3,351	(3,615)	(264)

Standardized measure, December 31, 2011	$15,163	$4,117	$19,280

  Quarterly Financial Data (Unaudited):

        The following is a summary of royalty income and distributable income per unit by quarter in 2011, 2010 and 2009 (all amounts in thousands except Distributable income per unit):

2011	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$1,746	$1,912	$1,921	$1,744	$7,323
Distributable Income	$1,052	$1,587	$1,432	$1,192	$5,263
Distributable Income Per Unit	$0.1784	$0.2689	$0.2427	$0.2021	$0.8921

2010	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$2,153	$2,067	$2,060	$1,892	$8,172
Distributable Income	$1,308	$1,530	$1,548	$1,344	$5,730
Distributable Income Per Unit	$0.2217	$0.2592	$0.2625	$0.2278	$0.9712

2009	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$2,666	$2,055	$2,040	$2,107	$8,868
Distributable Income	$1,953	$1,484	$1,563	$1,527	$6,527
Distributable Income Per Unit	$0.3312	$0.2515	$0.2648	$0.2587	$1.0162