Form 10-Q
period 2012-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2012-05-07
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        As of May 1, 2012, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 2,006,550 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Royalty Income	$1,498,700	$1,746,002
Operating Expenses
Taxes on Production and Property	111,095	122,857
Operating Cost Charges	149,889	164,651

Total Operating Expenses	260,984	287,508

Net Proceeds to the Trust	1,237,716	1,458,494
General and Administrative Expenses	377,839	405,881
Interest Income	9	—

Distributable Income	859,886	1,052,613
Distribution Amount	$859,886	$1,052,613

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.1457	$0.1784

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.1457	$0.1784

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	March 31, 2012	December 31, 2011
Assets:
Cash	$263,679	$122,740
Net Proceeds Receivable	1,237,716	1,475,510
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(81,760,447)	(81,181,967)

	11,401,733	11,980,213
Total Assets	$12,903,128	$13,578,463

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$191,509	$206,150
Distributions Payable	859,886	942,100
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	11,851,733	12,430,213

Total Liabilities and Trust Corpus	$12,903,128	$13,578,463

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Trust Corpus, Beginning of Period	$12,430,213	$14,505,979
Distributable Income	859,886	1,052,613
Distributions Payable to Unitholders	(859,886)	(1,052,613)
Amortization of Net Profits Interests in Gas Properties	(578,480)	(563,767)

Trust Corpus, End of Period	$11,851,733	$13,942,212

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

        Until January 1, 2010, Eastern American Energy Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective January 1, 2010, Eastern American Energy Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. Except as otherwise required by the context, references herein to "ECA" mean Eastern American Energy Corporation at all times prior to January 1, 2010, and mean Energy Corporation of America at all times on and after January 1, 2010. The merger of Eastern American Energy Corporation into its parent Energy Corporation of America did not have any effect on the Trust.

        Until March 26, 2012, Eastern Marketing Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective March 26, 2012, "Eastern Marketing" was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. The merger of Eastern Marketing Corporation into its parent Energy Corporation of America is not expected to have any effect on the Trust.

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

        On March 15, 1993, 5,900,000 Depositary Units were issued in a public offering at an initial public offering price of $20.50 per Depositary Unit. Each Depositary Unit consists of beneficial ownership of one unit of beneficial interest ("Trust Unit") in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon United States Treasury Obligation ("Treasury Obligation") maturing on May 15, 2013. Holders of Depositary Units ("Unitholders") may withdraw the Treasury Obligations associated with the Trust Units (see "Description of Trust Units and Depositary Units"). Of the net proceeds from such offering, $27,787,820 was used to purchase $118,000,000 in face amount of Treasury Obligations and $93,162,180 was retained by ECA in consideration for the conveyance of the Net Profits Interests to the Trust. The Trust acquired the Net Profits Interests effective as of January 1, 1993.The Net Profits Interests are passive in nature, and neither the Trustee nor the Delaware Trustee has management control or authority over, nor any responsibility relating to, the operation of the Underlying Properties (defined above) subject to the Net Profits Interests. The Trust Agreement provides, among other things, that the Trust shall not engage in any business or commercial activity or acquire any asset other than the Net Profits Interests initially conveyed to the Trust; the Trustee may establish a reserve for payment of any liability that is contingent, uncertain in amount or is not currently due and payable; and the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to Unitholders and other holders of Trust Units (together, "Trust Unitholders").

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of March 31, 2012, the Trust held Net Profits Interests in 587 wells, consisting of Royalty NPI in 258 wells and Term NPI in the remaining wells. The Term NPI will expire by its terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2011, based on the Independent Petroleum Engineer's Report, 27,415 MMcf of the maximum 41,683 MMcf had been produced. Consequently, the Term NPI is expected to terminate on May 15, 2013.

        The Trust will be liquidated and the Royalty NPI will be sold prior to May 15, 2013 (the "Liquidation Date"). Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations (to the extent not previously withdrawn). Under the Trust Agreement, ECA has a right of first refusal to purchase the Royalty NPI at fair market value, or, if applicable, the offered third-party price, prior to the Liquidation Date.

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month period ended March 31, 2012 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

        The Trust uses the accrual basis to recognize revenue, with Royalty Income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses, which include Taxes on Production and Property and Operating Cost Charges, are recognized as incurred pursuant to the conveyances (the "Conveyances") on a per well production basis. The payment provisions of the Gas Purchase Contract originally between the Trust and Eastern Marketing, and now with ECA as successor by merger, require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to FASB Accounting Standards Codification Topic 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the three month period ended March 31, 2012.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although ECA has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011 and include the fact that none of the Trust, the Trustee or ECA is not able to predict future gas prices, gas production levels, economic activity, legislation or regulation, or expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and ECA disclaim any obligation to update any forward-looking statements except as required by law.

General

        As described below, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI as described herein. Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. See "—Liquidation of the Trust," below.

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

        The Net Profits Interests were created pursuant to Conveyances from ECA to the Trust. In connection therewith, ECA assigned its rights under a gas purchase contract (the "Gas Purchase Contract"), which obligates Eastern Marketing, and now ECA as successor by merger, to purchase all of the natural gas produced from the Underlying Properties that is attributable to the Net Profits Interests. As a result of the merger ECA will purchase the gas on the same terms on which Eastern Marketing would have been obligated to purchase the gas pursuant to the Gas Purchase Contract.

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

        The "Operating Cost Charge" for 2012 was originally based on an annual rate of $599,556, and for 2011 was based on an annual rate of $658,604. As discussed below, the 2011 Operating Cost Charge was decreased during the quarter ended June 30, 2011 as a result of wells sold during the second quarter. These sold wells reduced the Operating Cost Charge for the quarter ended March 31, 2012. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on a December-to-December comparison.

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

        Research by COPAS covering a ten year period indicated that by blending the Oil and Gas Extraction Index with the Professional and Technical Services Index, the results approximate the data from the old Crude Petroleum and Natural Gas Workers Index. Accordingly, COPAS has calculated the percentage change in the simple average of the Oil and Extraction Index and the Professional and Technical Services Index, commencing in April 2004. This "Overhead Adjustment Index" has been provided as a guidance to the industry as a replacement index for use in calculating the overhead adjustment. The adjustment for the effective time period is 5%. Since the Conveyance Documents do not specifically provide for a replacement index if the Crude Petroleum and Gas Production Workers Index was no longer published, ECA believes, and advised the Trustee, that the "Overhead Adjustment Index" as calculated by COPAS is a reasonable index to utilize since the industry is generally adopting the same as a replacement. ECA, with the concurrence of the Trustee, will utilize this "Overhead Adjustment Index" to adjust the "Operating Cost Charge" so long as such index is published by COPAS.

        The Operating Cost Charge is reduced for each well that is sold (free of the Net Profits Interests) or plugged and abandoned. Capital Costs are defined as ECA's working interest share of capital costs for operations on the Underlying Properties having a useful life of at least three years, and excluding any capital costs incurred in drilling the Development Wells. As a result of selling wells, the Operating Cost Charge was reduced by $21,629 in the quarter ended June 30, 2011 and this reduction is applicable for all quarters thereafter. Taxes refer to ad valorem taxes, production and severance taxes, and other taxes imposed on ECA's or the Trust's interests in the Underlying Properties, or production therefrom.

        Pursuant to the Gas Purchase Contract, ECA as successor by merger to Eastern Marketing, is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price. The Index Price for any quarter is determined solely by reference to the Variable Price component. The Variable Price for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month; (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month; and (iii) the closing settlement price per MMBtu of

Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub that is traded on the New York Mercantile Exchange.

        Accordingly, the Index Price payable to the Trust for production may be higher or lower based on the fluctuations in natural gas futures prices during the relevant calculation period. The price payable to the Trust will have a direct impact, positively or negatively, on the quarterly Distributions Payable by the Trust to its Unitholders.

        ECA had a disagreement with the Trust in 1997 over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2012, payment for an additional volume of 2,582 Mcf was delivered to the Trust, as compared to a payment for 2,792 Mcf for the quarter ended March 31, 2011. These additional payments fulfill ECA's agreement to provide payment for the quarter for volumes for Development Wells that had been closely offset by third parties.

        ECA has fulfilled its obligation with respect to the drilling of the Development Wells. Since the inception of the Trust, ECA has drilled a total of 59 Development Wells, which are online and producing. (See the Trust's Annual Report on Form 10-K for the year ended December 31, 2011, for a more complete description of the Development Wells.)

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

        The administrative costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services, including expenses the Trust incurs in connection with its sale of the Royalty NPI, which are expected to be significantly greater than the routine historical administrative expenses the Trust has typically incurred.

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

        The Trust did not have any contractual obligations as of March 31, 2012. At March 31, 2012, the Trust had Trust General and Administrative Expenses Payable of $191,509 and Distributions Payable of $859,886.

Comparison of Results of Operations for Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

        The Trust's Distributable Income was $859,886 for the three months ended March 31, 2012 as compared to $1,052,613 for the three months ended March 31, 2011. This decrease was due to a decrease in Royalty Income of $247,302 ($1,498,700 for the three months ended March 31, 2012 as compared to $1,746,002 for the three months ended March 31, 2011). This decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.845 per Mcf for the three months ended March 31, 2012 as compared to $4.847 per Mcf for the three months ended March 31, 2011). Offsetting this decrease was an increase in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2012 (391 MMcf) as compared to the three months ended March 31, 2011 of (361 MMcf). The increase in production is primarily attributable to increased production from several wells in West Virginia which are located in an area experiencing increased drilling and completion activities, partially offset by natural production declines. Taxes on Production and Property were $111,095 for the three months ended March 31, 2012 as compared to $122,857 for the three months ended March 31, 2011. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $377,839 for the three months ended March 31, 2012 as compared to $405,881 for the three months ended March 31, 2011. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.845 per Mcf for the three months ended March 31, 2012 and $4.847 per Mcf for the three months ended March 31, 2011. The price per Mcf was lower for the three months ended March 31, 2012 than for the corresponding three month period ended March 31, 2011 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.195 per million British Thermal Units ("Dth") for the three months ended March 31, 2012 as compared to $4.106 per Dth for the three months ended March 31, 2011).

        Financial results depend on many factors, particularly the price of natural gas. During the first quarter of 2012, the Trust experienced a significant decrease in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

        The Trust expects to incur substantial additional expenses in connection with its sale of the Royalty NPI and liquidation between May 15, 2012 and May 15, 2013.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended March 31, 2012, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $998.80 and $996.30, respectively. On March 31, 2012, the closing price of the Treasury Obligations, as quoted on such market, was $997.20.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2012, this option had been exercised on 1,991,150 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2011 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 2. As described elsewhere herein, gas production attributable to the Net Profits Interests is sold to ECA, as successor by merger to Eastern Marketing, pursuant to the Gas Purchase Contract described herein, and the Trust's quarterly distributions are highly dependent on the price payable to the Trust for gas production attributable to the Net Profits Interests. Natural gas prices can fluctuate widely in response to many factors, all of which are out of the control of the Trust, the Trustee and ECA.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by several parties, including without limitation, the working interest owner, Energy Corporation of America ("ECA"), and the independent reserve engineer to The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, and its

employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

        As of March 31, 2012, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

        Due to the contractual arrangements of (i) the Trust Agreement and (ii) the rights of the Trustee under the Conveyances regarding information furnished by ECA, there are certain potential weaknesses that may limit the effectiveness of disclosure controls and procedures established by the Trustee or its employees and their ability to verify the accuracy of certain financial information. The contractual limitations may be deemed to include:

  •
  ECA and its consolidated subsidiaries manage virtually all of the information relating to the Trust, including (i) historical operating data, including production volumes, marketing of products, operating and capital expenditures, environmental and other liabilities, the effects of regulatory changes and the number of producing wells and acreage, (ii) plans for future operating and capital expenditures and (iii) geological data relating to reserves, and the Trustee necessarily relies on ECA for such information; and

  •
  The Trustee necessarily relies upon the independent reserve engineer as an expert with respect to the annual reserve report, which includes projected production, operating expenses and capital expenses.

        Other than reviewing the financial and other information provided to the Trust by ECA and the independent reserve engineer, the Trustee has made no independent or direct verification of this financial or other information.

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

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        None.

ITEM 1A.    Risk Factors.

        There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

ITEM 3.    Defaults Upon Senior Securities.

        None.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

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

Date: May 7, 2012

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
  ITEM 4. Mine Safety Disclosures.
  ITEM 5. Other Information.
  ITEM 6. Exhibits.
SIGNATURES