Form 10-Q
period 2012-06-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2012-08-08
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        As of August 1, 2012, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 2,024,400 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Royalty Income	$2,767,507	$3,658,475	$1,268,807	$1,912,473
Operating Expenses
Taxes on Production and Property	207,977	258,048	96,881	135,191
Operating Cost Charges	299,778	307,673	149,889	143,022

Total Operating Expenses	507,755	565,721	246,770	278,213

Net Proceeds to the Trust	2,259,752	3,092,754	1,022,037	1,634,260
General and Administrative Expenses	602,434	635,310	224,595	229,430
Interest Income	24	—	15	—
Cash Proceeds on Sale of Net Profit Interests	—	181,928	—	181,928

Distributable Income	1,657,342	2,639,372	797,457	1,586,758
Distribution Amount	1,657,342	2,639,372	797,457	1,586,758

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.2809	$0.4474	$0.1352	$0.2689

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.2809	$0.4474	$0.1352	$0.2689

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	June 30, 2012	December 31, 2011
Assets:
Cash	$367,183	$122,740
Net Proceeds Receivable	1,022,037	1,475,510
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(82,348,405)	(81,181,967)

	10,813,775	11,980,213
Total Assets	$12,202,995	$13,578,463

Liabilities and Trust Corpus:
Trust General and Administrative
Expenses Payable	$141,763	$206,150
Distributions Payable	797,457	942,100
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	11,263,775	12,430,213

Total Liabilities and Trust Corpus	$12,202,995	$13,578,463

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Trust Corpus, Beginning of Period	$12,430,213	$14,505,979
Distributable Income	1,657,342	2,639,372
Distributions Payable to Unitholders	(1,657,342)	(2,639,372)
Amortization of Net Profits Interests in Gas Properties	(1,166,438)	(1,149,118)

Trust Corpus, End of Period	$11,263,775	$13,356,861

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

        The Trust will sell its assets and liquidate prior to May 15, 2013 (the "Liquidation Date"). Pursuant to the Trust Agreement, all proceeds of any sale received by the Trustee after December 31, 2012, and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until all remaining Royalty NPI interests have been sold. Consequently, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI. Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations (to the extent not previously withdrawn). Under the Trust Agreement, ECA has a right of first refusal to purchase the Royalty NPI at fair market value, or, if applicable, the offered third-party price, prior to the Liquidation Date.

        Until March 26, 2012, Eastern Marketing Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective March 26, 2012, Eastern Marketing Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. The merger of Eastern Marketing Corporation into its parent Energy Corporation of America is not expected to have any effect on the Trust.

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of June 30, 2012, the Trust held Net Profits Interests in 587 wells, consisting of Royalty NPI in 258 wells and Term NPI in the remaining wells. The Term NPI will expire by its terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2011, based on the Independent Petroleum Engineer's

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

Report, 27,415 MMcf of the maximum 41,683 MMcf had been produced. Consequently, the Term NPI is expected to terminate on May 15, 2013.

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month and six month periods ended June 30, 2012 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to FASB Accounting Standards Codification Topic 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. No impairment in the Underlying Properties was recognized during the six months period ended June 30, 2012.

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

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although ECA has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011 and include the fact that none of the Trust, the Trustee or ECA is able to predict future gas prices, gas production levels, economic activity, legislation or regulation, or expenses of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and ECA disclaim any obligation to update any forward-looking statements except as required by law.

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

        The "Operating Cost Charge" for 2012 was based on an annual rate of $599,556, and for 2011 was originally based on an annual rate of $658,604. As discussed below, the 2011 Operating Cost Charge was decreased during the quarter ended June 30, 2011 as a result of wells sold during the second quarter. These sold wells reduced the Operating Cost Charge for the quarter ended June 30, 2012. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on a December-to-December comparison.

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

        ECA had a disagreement with the Trust in 1997 over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended June 30, 2012, payment for an additional volume of 2,389 Mcf was delivered to the Trust, as compared to a payment for 2,582 Mcf for the quarter ended June 30, 2011. These additional payments fulfill ECA's agreement to provide payment for the quarter for volumes for Development Wells that had been closely offset by third parties.

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

        Subject to ECA's rights of first refusal and other provisions of the Trust Agreement described herein, the Trustee is required to use its best efforts to sell the Royalty NPI for cash, prior to May 15, 2013.

        If the Trustee has not sold the Royalty NPI on or prior to September 30, 2012, the Trustee is required to engage an independent appraiser (at the expense of the Trust) to appraise the fair value of the NPI as of September 30, 2012, and to deliver a copy of such appraisal to ECA by November 15, 2012. ECA will then be entitled but not obligated to purchase the Royalty NPI for cash at the appraised value (less the aggregate amount of distributions made to the Trust from the Royalty NPI since September 30, 2012) by delivery of a notice to the Trustee given within ten business days from ECA's receipt of the appraiser's report. If ECA elects not to purchase the Royalty NPI, the Trustee is required to take all reasonable actions within its discretion necessary to arrange for an unreserved auction or sealed bid sale (collectively, the "March 1, 2013 Sale") of the Royalty NPI to be held on March 1, 2013, and to sell the Royalty NPI to the highest cash bidder at the auction or sale.

        The Trustee will mail notice of any March 1, 2013 Sale, if one occurs, to each Trust Unitholder at his or her address as it appears in the records of the Trustee at least 60 days prior to any such sale. However, no approval of the Trust Unitholders will be required or sought prior to any such sale of the Royalty NPI or any portion thereof as described herein. If the Trustee sells the Royalty NPI prior to March 1, 2013, no notice of the sale will be mailed to Unitholders.

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

        In the event the Trustee gives notice of a proposed disposition of all or a portion of the Royalty NPI by auction or sealed bid at the March 1, 2013 Sale, the Trustee shall prior to such auction or bid, unless the right of first refusal is waived by ECA, engage (at the expense of the Trust) an independent appraiser to appraise the fair value (as of the date of such notice) of the portion of the Royalty NPI proposed to be sold. Upon receipt of the appraisal, ECA may exercise its option to acquire the portion of the Royalty NPI proposed to be sold for cash in the amount of the appraised value (less the aggregate amount of distributions made to the Trust from that portion of the Royalty NPI since the date of the appraised value) by delivery of a written election notice to the Trustee within ten business days from the date of receipt by ECA of the independent appraiser's report.

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

        The Trust did not have any contractual obligations as of June 30, 2012. At June 30, 2012, the Trust had Trust General and Administrative Expenses Payable of $141,763 and Distributions Payable of $797,457.

Comparison of Results of Operations for Three Months Ended June 30, 2012 and Three Months Ended June 30, 2011

        The Trust's Distributable Income was $797,457 for the three months ended June 30, 2012 as compared to $1,586,758 for the three months ended June 30, 2011. This decrease was due to a decrease in Royalty Income of $643,666 ($1,268,807 for the three months ended June 30, 2012 as compared to $1,912,473 for the three months ended June 30, 2011). This decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.190 per Mcf for the three months ended June 30, 2012 as compared to $5.105 per Mcf for the three months ended June 30, 2011). Offsetting this decrease was an increase in production of gas attributable to the Net Profits Interests for the three months ended June 30, 2012 (398 MMcf) as compared to the three months ended June 30, 2011 of (374 MMcf). The increase in production is primarily attributable to increased production from several wells in West Virginia which are located in an area experiencing increased drilling and completion activities, partially offset by natural production declines. Taxes on Production and Property were $96,881 for the three months ended June 30, 2012 as compared to $135,191 for the three months ended June 30, 2011. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $224,595 for the three months ended June 30, 2012 as compared to $229,430 for the three months ended June 30, 2011. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.190 per Mcf for the three months ended June 30, 2012 and $5.105 per Mcf for the three months ended June 30, 2011. The price per Mcf was lower for the three months ended June 30, 2012 than for the corresponding three month period ended June 30, 2011 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.600 per million British Thermal Units ("Dth") for the three months ended June 30, 2012 as compared to $4.341 per Dth for the three months ended June 30, 2011).

        Financial results depend on many factors, particularly the price of natural gas. During the second quarter of 2012, the Trust experienced a significant decrease in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

Comparison of Results of Operations for Six Months Ended June 30, 2012 and Six Months Ended June 30, 2011

        The Trust's Distributable Income was $1,657,342 for the six months ended June 30, 2012 as compared to $2,639,372 for the six months ended June 30, 2011. This decrease was due to a decrease in Royalty Income of $890,968 ($2,767,507 for the six months ended June 30, 2012 as compared to $3,658,475 for the six months ended June 30, 2011). The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.517 per Mcf for the six months ended June 30, 2012 as compared to $4.976 per Mcf for the six months ended June 30, 2011). Offsetting this decrease was an increase in production of gas attributable to the Net Profits Interests for the six months ended June 30, 2012 (789 MMcf) as compared to the six months ended June 30, 2011 (735 MMcf). The increase in production is primarily attributable to increased production from several wells in West Virginia which are located in an area experiencing increased drilling and completion activities, partially offset by natural production declines. Taxes on Production and Property were $207,977 for the six months ended June 30, 2012 as compared to $258,048 for the six months ended June 30, 2011. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $602,434 for the six months ended June 30, 2012 as compared to $635,310 for the six months ended June 30, 2011. The decrease in General and Administrative Expenses was due primarily to a decrease in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.517 per Mcf for the six months ended June 30, 2012 and $4.976 per Mcf for the six months ended June 30, 2011. The price per Mcf was lower for the six months ended June 30, 2012 than for the corresponding six month period ended June 30, 2011 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.898 per Dth for the six months ended June 30, 2012 as compared to $4.224 per Dth for the six months ended June 30, 2011).

        Financial results depend on many factors, particularly the price of natural gas. During the six months ended June 30, 2012, the Trust experienced a significant decrease in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

        The Trust has incurred expenses in preparation for its sale of the Royalty NPI and liquidation and expects to incur substantial additional expenses in connection with its sale of the Royalty NPI and liquidation between July 1, 2012 and May 15, 2013.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended June 30, 2012, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $999.20 and $997.20, respectively. On June 30, 2012, the closing price of the Treasury Obligations, as quoted on such market, was $998.70.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of June 30, 2012, this option had been exercised on 2,024,400 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2011 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of June 30, 2012, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

Date: August 8, 2012

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