Form 10-Q
period 2012-09-30
EASTERN AMERICAN NATURAL GAS TRUST
filed 2012-11-09
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

         As of November 1, 2012, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 2,277,950 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Royalty Income	$4,155,702	$5,578,985	$1,388,195	$1,920,510
Operating Expenses
Taxes on Production and Property	312,109	393,282	104,132	135,234
Operating Cost Charges	449,667	450,695	149,889	143,022

Total Operating Expenses	761,776	843,977	254,021	278,256

Net Proceeds to the Trust	3,393,926	4,735,008	1,134,174	1,642,254
General and Administrative Expenses	951,744	845,783	349,310	210,473
Interest Income	44	20	21	20
Cash Proceeds on Sale of Net Profit Interests	—	181,928	—	—

Distributable Income	2,442,226	4,071,173	784,885	1,431,801
Distribution Amount	2,442,226	4,071,173	784,885	1,431,801

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.4139	$0.6900	$0.1330	$0.2427

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.4139	$0.6900	$0.1330	$0.2427

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Cash	$335,002	$122,740
Net Proceeds Receivable	1,134,174	1,475,510
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(85,554,207)	(81,181,967)

	7,607,973	11,980,213
Total Assets	$9,077,149	$13,578,463

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$234,291	$206,150
Distributions Payable	784,885	942,100
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	8,057,973	12,430,213

Total Liabilities and Trust Corpus	$9,077,149	$13,578,463

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Trust Corpus, Beginning of Period	$12,430,213	$14,505,979
Distributable Income	2,442,226	4,071,173
Distributions Payable to Unitholders	(2,442,226)	(4,071,173)
Amortization and Impairment of Net Profits Interests in Gas Properties	(4,372,240)	(1,739,961)

Trust Corpus, End of Period	$8,057,973	$12,766,018

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

        The Trust will sell its assets and liquidate prior to May 15, 2013 (the "Liquidation Date"). Pursuant to the Trust Agreement, all proceeds of any sale received by the Trustee after December 31, 2012, and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until all remaining Royalty NPI interests have been sold. Consequently, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI. Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. Unitholders of record as of the record date for the final quarter of the Trust's existence will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations (to the extent not previously withdrawn). See Note 7—Subsequent Events.

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

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As of September 30, 2012, the Trust held Net Profits Interests in 587 wells, consisting of Royalty NPI in 258 wells and Term NPI in the remaining wells. The Term NPI will expire by its terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2011, based on the Independent Petroleum Engineer's Report, 27,415 MMcf of the maximum 41,683 MMcf had been produced. Consequently, the Term NPI is expected to terminate on May 15, 2013.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month and nine month periods ended September 30, 2012 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to FASB Accounting Standards Codification Topic 360, Property, Plant and Equipment ("ASC 360"). The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. See Note 5 for discussion of the impairment in the Underlying Properties recognized during the three month period ended September 30, 2012.

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

NOTE 5. Impairment of Net Profits Interests in Oil and Gas Properties

        As of August 16, 2012, the Trustee initiated the process to sell its Royalty NPI and engaged EnergyNet (a third party) to assist with the sale. As a result of this decision, at September 30, 2012, the Royalty NPI is considered to be a long-lived asset to be disposed of. Based upon the agreement described in Note 7, the fair value less cost to sell of the Royalty NPI was calculated to be $5.8 million. Since this amount together with the undiscounted estimated future cash flows of the Term NPI were less than the carrying value of the total NPI as of September 30, 2012, the Trustee assessed the recoverability of the remaining Term NPI and determined the fair value of the Term NPI to be $1.8 million. The difference between the calculated fair values of $7.6 million and the carrying amount of $10.2 million ($2.6 million) was recorded as a reduction to Net Profits Interests and the Trust Corpus.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 6. Income Taxes

        The Trust is a grantor trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made. All income is taxed to the Unitholders of the Trust.

NOTE 7. Subsequent Events

        The Trust entered into a Purchase and Sale Agreement dated October 24, 2012 (the "Softvest Purchase Agreement") with Softvest, LP, a Delaware limited partnership ("Softvest"), pursuant to which the Trust agreed to sell the Royalty NPI to Softvest. On November 5, 2012, ECA exercised its right of first refusal to purchase the Royalty NPI on the terms set forth in the Softvest Purchase Agreement. The sale price, after making the price adjustment required by the Softvest Purchase Agreement relating to decreases to the closing price of the NYMEX natural gas December 2012 contract, is expected to be $5,917,264. The Trust and ECA have agreed to close the sale of the Royalty NPI on January 10, 2013.

        The expenses expected to be incurred in connection with the sale of the Royalty NPI include payment pursuant to the Sale Brokerage/Consulting Agreement dated August 16, 2012 (the "Brokerage Agreement") between the Trust and EnergyNet.com, Inc. ("EnergyNet"). The Brokerage Agreement provides that at the closing of a sale of the Royalty NPI or any portion thereof, during the term of the engagement or within 180 days following the end of the engagement, the Trust will pay EnergyNet a fee equal to 4.0% of the sales price if the sales price is $2 million or less, and an additional 2.0% of any amount of the sales price in excess of $2 million. The fee payable to EnergyNet pursuant to the Brokerage Agreement is expected to be $158,345.

        In the Softvest Purchase Agreement, the Trust agreed to reimburse Softvest for up to $25,000 of Softvest's out-of-pocket expenses incurred on or after the date of the Softvest Purchase Agreement in connection with its review of title to the Royalty NPI if ECA exercised its right of first refusal after October 26, 2012. Because ECA exercised its right of first refusal after October 26, 2012, the Trust will be required to reimburse Softvest for up to $25,000 of such expenses. ECA has agreed to reimburse the Trust, for the benefit of the Trust unitholders, for any amounts the Trust may be required to pay to Softvest as reimbursement of Softvest's expenses.

        In marketing the Royalty NPI, the Trustee solicited bids on the basis of the distribution for the third quarter of 2012 being for the account of the Trust, and the distribution for the fourth quarter of 2012 being for the account of the purchaser of the Royalty NPI. The Softvest Purchase Agreement, and the amount offered by Softvest, reflected that allocation of the distributions. Upon ECA's exercise of its right of first refusal, ECA became entitled to acquire the Royalty NPI on the terms of the Softvest Purchase Agreement, and consequently, ECA will be entitled, after the closing of the sale of the Royalty NPI, to any distribution for the fourth quarter of 2012. Therefore, although the purchase price for the Royalty NPI should reflect this allocation, unitholders will not receive any direct distribution relating to the fourth quarter of 2012 for revenues attributable to the Royalty NPI.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. Although ECA has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2011 and include the fact that none of the Trust, the Trustee or ECA is able to predict future gas prices, gas production levels, economic activity, legislation or regulation, or expenses of the Trust, including expenses that may be incurred with the sale of the Royalty NPI and the termination of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and ECA disclaim any obligation to update any forward-looking statements except as required by law.

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

        The Trust entered into a Purchase and Sale Agreement dated October 24, 2012 (the "Softvest Purchase Agreement") with Softvest, LP, a Delaware limited partnership ("Softvest"), pursuant to which the Trust agreed to sell the Royalty NPI to Softvest as described therein for $6.5 million, subject to reduction based on decreases to the closing price of the NYMEX natural gas December 2012 contract compared to the price on October 18, 2012 and potential issues with title to the Royalty NPI. On November 5, 2012, ECA exercised its right of first refusal to purchase the Royalty NPI on the terms set forth in the Softvest Purchase Agreement. The sale price, after making the price adjustment required by the Softvest Purchase Agreement relating to decreases to the closing price of the NYMEX natural gas December 2012 contract, is expected to be $5,917,264. The Trust and ECA have agreed to close the sale of the Royalty NPI on January 10, 2013.

        The expenses expected to be incurred in connection with the sale of the Royalty NPI include payment pursuant to the Sale Brokerage/Consulting Agreement dated August 16, 2012 (the "Brokerage Agreement") between the Trust and EnergyNet.com, Inc. ("EnergyNet"). The Brokerage Agreement provides that at the closing of a sale of the Royalty NPI or any portion thereof, during the term of the engagement or within 180 days following the end of the engagement, the Trust will pay EnergyNet a fee equal to 4.0% of the sales price if the sales price is $2 million or less, and an additional 2.0% of any amount of the sales price in excess of $2 million. The fee payable to EnergyNet pursuant to the Brokerage Agreement is expected to be $158,345.

        Pursuant to the Softvest Purchase Agreement, Softvest had the right to a reduction of the purchase price in the event of defects in title to the Royalty NPI. However, in connection with its exercise of its right of first refusal, ECA noted that it will not require any review of the status of title to the Royalty NPI. Consequently, the Trust does not anticipate any reduction of the price for title issues.

        In the Softvest Purchase Agreement, the Trust agreed to reimburse Softvest for up to $25,000 of Softvest's out-of-pocket expenses incurred on or after the date of the Softvest Purchase Agreement in connection with its review of title to the Royalty NPI if ECA exercised its right of first refusal after October 26, 2012. Because ECA exercised its right of first refusal after October 26, 2012, the Trust will be required to reimburse Softvest for up to $25,000 of such expenses. ECA has agreed to reimburse the Trust, for the benefit of the Trust unitholders, for any amounts the Trust may be required to pay to Softvest as reimbursement of Softvest's expenses.

        In marketing the Royalty NPI, the Trustee solicited bids on the basis of the distribution for the third quarter of 2012 being for the account of the Trust, and the distribution for the fourth quarter of 2012 being for the account of the purchaser of the Royalty NPI. The Softvest Purchase Agreement, and the amount offered by Softvest, reflected that allocation of the distributions. Upon ECA's exercise of its right of first refusal, ECA became entitled to acquire the Royalty NPI on the terms of the Softvest Purchase Agreement, and consequently, ECA will be entitled, after the closing of the sale of the Royalty NPI, to any distribution for the fourth quarter of 2012. Therefore, although the purchase price for the Royalty NPI should reflect this allocation, unitholders will not receive any direct distribution relating to the fourth quarter of 2012 for revenues attributable to the Royalty NPI.

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

        ECA had a disagreement with the Trust in 1997 over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended September 30, 2012, payment for an additional volume of 2,389 Mcf was delivered to the Trust, as compared to a payment for 2,582 Mcf for the quarter ended September 30, 2011. These additional payments fulfill ECA's agreement to provide payment for the quarter for volumes for Development Wells that had been closely offset by third parties.

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

        The administrative costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services, including expenses the Trust incurs in connection with its sale of the Royalty NPI, which are expected to be significantly greater than the routine historical administrative expenses the Trust has typically incurred. The expenses expected to be incurred in connection with the sale of the Royalty NPI include payment pursuant to the Sale Brokerage/Consulting Agreement dated August 16, 2012 (the "Brokerage Agreement") between the Trust and EnergyNet.com, Inc. ("EnergyNet"). As previously disclosed, pursuant to the Brokerage Agreement, the Trust engaged EnergyNet to perform sales brokerage and consulting services in connection with the Trust's anticipated sale of the Royalty NPI. The Brokerage Agreement provides that at the closing of a sale of the Royalty NPI or any portion thereof, during the term of the engagement or within 180 days following the end of the engagement, the Trust will pay EnergyNet a fee equal to 4.0% of the sales price if the sales price is $2 million or less, and an additional 2.0% of any amount of the sales price in excess of $2 million. The fee payable to EnergyNet pursuant to the Brokerage Agreement is expected to be $158,345.

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

        As described above, on August 16, 2012 the Trust entered into the Brokerage Agreement, pursuant to which the Trust engaged EnergyNet to perform sales brokerage and consulting services in connection with the Trust's anticipated sale of the Royalty NPI. EnergyNet subsequently informed the Trustee that its marketing activities resulted in 190 companies reviewing materials relating to the Royalty NPI, with approximately ten of the companies conducting more extensive reviews. EnergyNet then solicited bids for the Royalty NPI. The highest bid submitted was the bid submitted by Softvest, which subsequently entered into the Softvest Purchase Agreement with the Trust described above.

        Pursuant to the Trust Agreement, ECA, which held a right of first refusal to purchase the Royalty NPI from the Trust, had the right to require the Trust to engage an appraiser to appraise the Royalty NPI if the Trust had not sold the Royalty NPI by September 30, 2012. ECA also had the right to purchase the Royalty NPI at the appraised value. At the request of the Trustee, on September 25, 2012, ECA granted a waiver in order to allow the Trust additional time in which to market the Royalty NPI. ECA further agreed to waive the 20-business day notice of a proposed sale to which it was entitled under the Trust Agreement in order to allow the Trust additional time in which to market the Royalty NPI, and agreed to accept a shorter notice period.

        On October 5, 2012 ECA informed the Trustee that ECA had estimated the present value of the Asset Retirement Obligation, as defined under Generally Accepted Accounting Principles, attributable to the Trust's Royalty NPI associated with potential plugging and abandonment liabilities for wells in which the Trust holds its Royalty NPI at between $2.7 million and $5.0 million. ECA further advised the Trustee that its estimate range is net of estimated salvage value. ECA noted that the Asset Retirement Obligation attributable to the Royalty NPI could be considered a Capital Cost under the terms of the Royalty NPI Conveyance, and that if such a determination were made, the costs would be chargeable against future distributions to a future purchaser of the Royalty NPI or to the Trust. During the approximately 20 years that the Trust has been in existence, ECA has not charged any amounts for accrued or estimated future plugging and abandonment liabilities against amounts payable to the Trust pursuant to either the Royalty NPI or the Term NPI. Although no final determination regarding the matter has been made, the Trustee was obligated to advise EnergyNet and thus potential purchasers of the NPI of ECA's communication regarding the potential charges, and did so promptly.

        As described above, on October 24, 2012 the Trust and Softvest entered into the Softvest Purchase Agreement. Subsequently, on November 5, 2012, ECA delivered a notice to the Trustee in which ECA elected to exercise its right of first refusal to purchase the Royalty NPI on the terms sets forth in the Purchase Agreement. The material terms of the Softvest Purchase Agreement and of ECA's exercise of its right of first refusal are described above. See "—General," above.

        Pursuant to the Trust Agreement, all proceeds of any sale received by the Trustee after December 31, 2012, and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until the final distribution. Consequently, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution. Subject to the payment of all expenses and liabilities of the Trust, and subject to the creation and funding of cash reserves in such amounts as the Trustee in its discretion deems appropriate for contingent liabilities, all amounts then held by the Trust, including the net proceeds of the sale of the Royalty NPI, will be distributed to Unitholders of record as of the record date for the final quarter of the Trust's existence.

        In marketing the Royalty NPI, the Trustee solicited bids on the basis of the distribution for the third quarter of 2012 being for the account of the Trust, and the distribution for the fourth quarter of 2012 being for the account of the purchaser of the Royalty NPI. The Softvest Purchase Agreement, and the amount offered by Softvest, reflected that allocation of the distributions. Upon ECA's exercise of its right of first refusal, ECA became entitled to acquire the Royalty NPI on the terms of the Softvest Purchase Agreement, and consequently, ECA will be entitled, after the closing of the sale of the

Royalty NPI, to any distribution for the fourth quarter of 2012. Therefore, although the purchase price for the Royalty NPI should reflect this allocation, unitholders will not receive any direct distribution relating to the fourth quarter of 2012 for revenues associated with the Royalty NPI.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. See Note 5 to the Financial Statements.

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

        The Trust did not have any contractual obligations as of September 30, 2012 other than its contractual obligations to EnergyNet under the Brokerage Agreement described above. As described above, the fee payable to EnergyNet is expected to be $158,345, which will become payable upon the closing of the sale of the Royalty NPI, which is scheduled to occur on January 10, 2013. At September 30, 2012, the Trust had Trust General and Administrative Expenses Payable of $234,291 and Distributions Payable of $784,885.

Comparison of Results of Operations for Three Months Ended September 30, 2012 and Three Months Ended September 30, 2011

        The Trust's Distributable Income was $784,885 for the three months ended September 30, 2012 as compared to $1,431,801 for the three months ended September 30, 2011. This decrease was due to a decrease in Royalty Income of $532,315 ($1,388,195 for the three months ended September 30, 2012 as compared to $1,920,510 for the three months ended September 30, 2011). This decrease in Royalty Income was related to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.427 per Mcf for the three months ended September 30, 2012 as compared to $5.084 per Mcf for the three months ended September 30, 2011). Offsetting this decrease was an increase in production of gas attributable to the Net Profits Interests for the three months ended September 30, 2012 (405 MMcf) as compared to the three months ended September 30, 2011 of (378 MMcf). The increase in production is primarily attributable to increased production from several wells in West Virginia which are located in an area experiencing increased drilling and completion activities, partially offset by natural production declines. Taxes on Production and Property were $104,132 for the three months ended September 30, 2012 as compared to $135,234 for the three months ended September 30, 2011. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $349,310 for the three months ended September 30, 2012 as compared to $210,473 for the three months ended September 30, 2011. The increase in General and Administrative Expenses was due primarily to an increase in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.427 per Mcf for the three months ended September 30, 2012 and $5.084 per Mcf for the three months ended September 30, 2011. The price per Mcf was lower for the three months ended September 30, 2012 than for the corresponding three month period ended September 30, 2011 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.815 per million British Thermal Units ("Dth") for the three months ended September 30, 2012 as compared to $4.322 per Dth for the three months ended September 30, 2011).

        Financial results depend on many factors, particularly the price of natural gas. During the third quarter of 2012, the Trust experienced a significant decrease in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

Comparison of Results of Operations for Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2011

        The Trust's Distributable Income was $2,442,226 for the nine months ended September 30, 2012 as compared to $4,071,173 for the nine months ended September 30, 2011. This decrease was due to a decrease in Royalty Income of $1,423,283 ($4,155,702 for the nine months ended September 30, 2012 as compared to $5,578,985 for the nine months ended September 30, 2011). The decrease in Royalty Income was due to a decrease in the price payable to the Trust under the Gas Purchase Contract as discussed below ($3.487 per Mcf for the nine months ended September 30, 2012 as compared to $5.012 per Mcf for the nine months ended September 30, 2011). Offsetting this decrease was an increase in production of gas attributable to the Net Profits Interests for the nine months ended September 30, 2012 (1,194 MMcf) as compared to the nine months ended September 30, 2011 (1,113 MMcf). The increase in production is primarily attributable to increased production from several wells in West Virginia which are located in an area experiencing increased drilling and completion activities, partially offset by natural production declines. Taxes on Production and Property were $312,109 for the nine months ended September 30, 2012 as compared to $393,282 for the nine months ended September 30, 2011. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $951,744 for the nine months ended September 30, 2012 as compared to $845,783 for the nine months ended September 30, 2011. The increase in General and Administrative Expenses was due primarily to an increase in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $3.487 per Mcf for the nine months ended September 30, 2012 and $5.012 per Mcf for the nine months ended September 30, 2011. The price per Mcf was lower for the nine months ended September 30, 2012 than for the corresponding nine month period ended September 30, 2011 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.870 per Dth for the nine months ended September 30, 2012 as compared to $4.256 per Dth for the nine months ended September 30, 2011).

        Financial results depend on many factors, particularly the price of natural gas. During the nine months ended September 30, 2012, the Trust experienced a significant decrease in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

        The Trust has incurred expenses in preparation for its sale of the Royalty NPI and liquidation and expects to incur substantial additional expenses in connection with its sale of the Royalty NPI and liquidation between October 1, 2012 and May 15, 2013. The expenses will include the fee payable to EnergyNet, which is expected to be $158,345, and will become payable upon the closing of the sale of the Royalty NPI.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended September 30, 2012, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $1,000.20 and $998.00, respectively. On September 30, 2012, the closing price of the Treasury Obligations, as quoted on such market, was $999.00.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of September 30, 2012, this option had been exercised on 2,277,950 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2011 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

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

        As of September 30, 2012, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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
Date: November 9, 2012

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