Form 10-K
period 2012-12-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2013-03-15
CIK 895474

Use these links to rapidly review the document

PART IV
Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

(800) 852-1422
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Depositary Units	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

         As of February 28, 2013, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, as of February 28, 2013, 2,021,400 Units of Beneficial Interest (the "Withdrawn Units") had been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

         The aggregate market value of the Outstanding Units minus the Withdrawn Units at the closing sales price on June 30, 2012 of $21.12 per unit was approximately $82 million.

         Documents Incorporated By Reference: None

PART I

Item 1.    Business

Cautionary Statement

        The Trustee (as defined below), its officers or its agents on behalf of the Trustee or Trust may, from time to time, make forward-looking statements (meaning all statements other than statements of historical fact). In addition, this Report on Form 10-K may contain forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in gas prices, gas production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust (as defined below). In addition, the Trust's future results of operations and other forward-looking statements contained in this Item 1, Item 1A and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from those contemplated by any forward-looking statements. The Trustee disclaims any obligation to update forward-looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Report, including, without limitation, those contained below under the heading "Risk Factors."

Definitions

        As used herein, the following terms have the meanings indicated: "Mcf" means thousand cubic feet of gas, "MMcf" means million cubic feet of gas, "Bbl" means barrel (approximately 42 U.S. gallons), and "MBbl" means thousand barrels, "Btu" means British thermal units and "MMBtu" or "Dth" means million British thermal units.

        The following descriptions of Eastern American Natural Gas Trust (the "Trust"), the Depositary Units, the Net Profits Interests, the Underlying Properties and the calculation of amounts payable to the Trust, are subject to and qualified in their entirety by the more detailed provisions of the Trust Agreement, the Depositary Agreement, the Conveyances and the Gas Purchase Contract (each as defined below), all of which are incorporated by reference as exhibits to this Form 10-K and available upon request from the Trustee (as defined below) at the address set forth herein. The information contained herein relating to the operations of the Underlying Properties, as well as information upon which the reserve figures and financial information contained herein were derived, was furnished to The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee") by Energy Corporation of America ("ECA").

DESCRIPTION OF THE TRUST

        The Trust was formed under the Delaware Business Trust Act pursuant to a Trust Agreement (the "Trust Agreement") among Eastern American Energy Corporation, as grantor, Bank of Montreal Trust Company, as trustee, and Wilmington Trust Company, as Delaware Trustee (the "Delaware Trustee").

        The Trust will sell its assets and liquidate prior to May 15, 2013 (the "Liquidation Date"). As described in the Trust's previous filings, the Trustee was required by the terms of the Trust Agreement to cause the sale of the Royalty NPI held by the Trust (the "Royalty NPI"). In accordance with the requirements of the Trust Agreement, the Trustee marketed the Royalty NPI during 2012 and entered into a Purchase and Sale Agreement with the highest bidder for the Royalty NPI (the "October 24, 2012 Agreement"). On November 5, 2012, ECA exercised its right of first refusal under the Trust Agreement to purchase the Royalty NPI on the terms set forth in the October 24, 2012 Agreement. As a consequence of ECA's exercise of its right of first refusal, the October 24, 2012 Agreement terminated in accordance with its terms, and the Trust became obligated to sell the Royalty NPI to ECA for the purchase price determined by the October 24, 2012 Agreement. On January 3, 2013, the

Trust entered into a Purchase and Sale Agreement with ECA to document the terms of the sale of the Royalty NPI to ECA and to eliminate provisions of the October 24, 2012 Agreement that were inapplicable to the sale of the Royalty NPI to ECA. The sale of the Royalty NPI to ECA was completed on January 10, 2013. The price, after making the adjustment for gas price changes required by the October 24, 2012 Agreement, was $5,917,275, and was paid in cash.

        Pursuant to the Trust Agreement, all proceeds of the sale of the Royalty NPI and all other receipts of the Trust received after December 31, 2012, will be retained by the Trustee until a final distribution is made. Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. Unitholders as of the close of business on May 31, 2013 will, on or about June 17, 2013, as a result of the liquidation and winding down of the Trust on May 15, 2013, receive the proceeds attributable to the mature Treasury Obligation ($20.00 per trust unit), unless the Treasury Obligation relating to such trust unit has previously been withdrawn. On or about August 15, 2013, such Unitholders will also receive their pro rata share of the net proceeds received from the Trust's sale in January 2013 of the Royalty NPI (estimated to be approximately $0.95 per trust unit, based on net proceeds of approximately $5.65 million) plus their pro rata share of revenues attributable to the term net profits interest for the period beginning October 1, 2012 through May 15, 2013, less any costs and expenses or reserves of the Trust during such period. Trading in the Units will be stopped at the end of regular trading on the New York Stock Exchange (the "NYSE") at the close of business on May 31, 2013, and no transfers will be permitted after that date. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

        On February 13, 2013 ECA commenced an exchange offer in which ECA offered to exchange up to 4,120,059 units of ECA Marcellus Trust I, a Delaware statutory trust also sponsored by ECA, for up to 3,197,385 Depositary Units of the Trust. The offer expired at 11:59 p.m. New York City Time, on March 13, 2013.

        Until March 26, 2012, Eastern Marketing Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective March 26, 2012, Eastern Marketing Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. The merger of Eastern Marketing Corporation into its parent Energy Corporation of America has not had any effect on the Trust.

        Until January 1, 2010, Eastern American Energy Corporation was a wholly-owned subsidiary of Energy Corporation of America. Effective January 1, 2010, Eastern American Energy Corporation was merged into Energy Corporation of America, with Energy Corporation of America being the surviving corporation. Except as otherwise required by the context, references herein to "ECA" mean Eastern American Energy Corporation at all times prior to January 1, 2010, and mean Energy Corporation of America at all times on and after January 1, 2010. The merger of Eastern American Energy Corporation into its parent Energy Corporation of America has not had any effect on the Trust.

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

        The Trust was formed to acquire and hold net profits interests (the "Net Profits Interests") created from the working interests owned by ECA in 650 producing gas wells and 65 proved development well locations located in West Virginia and Pennsylvania (the "Underlying Properties"). A portion of the production from the wells burdened by the Net Profits Interests was intended to be eligible for credits ("Section 29 Credits") under the Internal Revenue Code of 1986 for production of gas from Devonian shale or tight formations. The Net Profits Interests consisted of a royalty interest in 322 wells and a term interest in the remaining wells and development well locations. ECA was obligated to drill and complete, at its expense, 65 development wells (the "Development Wells") on the development well locations conveyed to the Trust. ECA has fulfilled its obligation with respect to the drilling of the Development Wells (see Note 1 of Financial Statements included herewith). On or about May 15, 2013 (the "Liquidation Date"), the Trustee is required to sell the remaining royalty interests and begin the liquidation of the Trust. As described herein, the Trust completed the sale of the Royalty NPI on January 10, 2013. Because ECA acquired the rights to the distribution for the fourth quarter of 2012, the sale had an effective date of October 1, 2012. The Trust's remaining net profits interest is a Term NPI, which will terminate by its terms on May 15, 2013, and revert to ECA, and the Trust will receive no further value from the Term NPI after that date.

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

        The Net Profits Interests are passive in nature, and neither the Trustee nor the Delaware Trustee has management control or authority over, nor any responsibility relating to, the operation of the Underlying Properties (defined above) subject to the Net Profits Interests. The Trust Agreement provides, among other things, that: the Trust shall not engage in any business or commercial activity or acquire any asset other than the Net Profits Interests initially conveyed to the Trust; the Trustee may establish a reserve for payment of any liability which is contingent, uncertain in amount or that is not currently due and payable; and the Trustee is authorized to borrow funds required to pay liabilities of the Trust, provided that such borrowings are repaid in full prior to further distributions to Unitholders.

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total fees paid to the Trustee for 2012 were $108,000. The total of all Trustee fees and Trust administrative expenses for 2012 was $1,017,119. Such costs could fluctuate in 2013 depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services, and may be materially higher during 2013 than they have been in the past as the Trust incurs expenses in connection with its liquidation in accordance with the Trust Agreement. In addition to such expenses, in 2012, the Trust paid ECA an overhead reimbursement of $403,724. The overhead reimbursement was established at the inception of the Trust, increased by 3.5% per year, and is payable quarterly.

        Unitholders as of the close of business on May 31, 2013 will, on or about June 17, 2013, as a result of the liquidation and winding down of the Trust beginning on May 15, 2013, receive the proceeds attributable to the mature Treasury Obligation ($20.00 per trust unit) unless the Treasury Obligations have previously been withdrawn. On or about August 15, 2013, such Unitholders will also receive their pro rata share of the net proceeds received from the Trust's sale in January 2013 of the Royalty NPI (estimated to be approximately $0.95 per trust unit, based on net proceeds of $5.65 million) plus their pro rata share of revenues attributable to the Term NPI for the period beginning October 1, 2012 through May 15, 2013, less any costs and expenses or reserves of the Trust during such period. Trading in the trust units will be stopped at the end of regular trading on the NYSE at the close of business on May 31, 2013, and no transfers will be permitted after that date.

THE NET PROFITS INTERESTS

The Conveyances

        The Net Profits Interests ("NPI") were created from the Underlying Properties and conveyed to the Trust pursuant to two Conveyances—one conveying a royalty interest in specified wells (the "Royalty NPI Conveyance") and the other conveying a term interest in specified wells (the "Term NPI Conveyance", and together with the Royalty NPI Conveyance, the "Conveyances"). As described herein, the Trust sold its interest under the Royalty NPI Conveyance, including the right to the distribution for the fourth quarter of 2012, to ECA for $5.9 million on January 10, 2013, and the Trust's interest under the Term NPI Conveyance will terminate by its terms on May 15, 2013, and the Trust will receive no further value from it after that date. Forms of the Conveyances have been filed as exhibits to this Form 10-K.

        The Underlying Properties are subject to and burdened by the Net Profits Interests. The interests of ECA comprising the Underlying Properties represented, on average, a working interest of approximately 90% and a net revenue interest of approximately 76%. The Conveyances provide that the Trust is only entitled to gas produced from the specific wells identified in the Conveyances and is not entitled to any gas produced from adjacent wells (including adjacent wells subject to the same lease or farmout agreement as the wells subject to the Net Profits Interests). Gas produced from the Underlying Properties which is attributable to the Net Profits Interests is purchased from the Trust by ECA as successor to Eastern Marketing pursuant to a gas purchase contract (the "Gas Purchase Contract"). The volumes attributable to the Net Profits Interests and the purchase price for such gas is calculated for each calendar quarter, and payment for such gas is made to the Trust not later than the tenth day of the third calendar month following the end of each calendar quarter.

        The Trust will terminate in 2013. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

        The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2012, 28,239 MMcf of such gas had been produced. Consequently, the Term NPI will terminate on May 15, 2013.

        The Royalty NPI was not limited in term or amount. Under the Trust Agreement, the Trustee was directed to sell the Royalty NPI after May 15, 2012 and prior to May 15, 2013, and has done so.

        ECA can sell the Underlying Properties, subject to and burdened by the Net Profits Interests, without the consent of the Trustee or the Unitholders. In limited circumstances, ECA also can transfer the Underlying Properties and require the Trust to release the NPI burdening that property, without the consent of the Trustee or Unitholders, subject to payment to the Trust of the fair value of the interest released. Prior to January 1, 2010, the limitations on ECA's right to transfer a portion of the Underlying Properties included limitations on the aggregate sales proceeds for any such sales. As of January 1, 2010, the limitations on the aggregate sales proceeds no longer apply. In addition, any abandonment of a well included in the Underlying Properties or the Development Wells will extinguish that portion of the Net Profits Interests that relate to such well. See "Sale and Abandonment of Underlying Properties."

Calculation of Net Proceeds

        The definitions, formulas, accounting procedures and other terms governing the computation of Net Proceeds are detailed and extensive, and reference is made to both the Royalty NPI Conveyance and the Term NPI Conveyance for a more detailed discussion of the computation thereof. As described herein, the Trust has sold its interest under the Royalty NPI Conveyance.

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

        "Chargeable Costs" is that volume of gas which equates in value, determined by reference to the relevant sales price under the Gas Purchase Contract or the Conveyances, as applicable, to the sum of the "Operating Cost Charge", "Capital Costs" and "Taxes" (as defined in the Conveyances). The Operating Cost Charge at the beginning of the year 2012 was estimated to be $599,556, for 2011 was $658,604 and for 2010 was $658,604. The 2012 Operating Cost Charge was decreased during the quarter ended December 31, 2012 as a result of wells sold during the fourth quarter. The 2011 Operating Cost Charge was decreased during the quarter ended June 30, 2011 as a result of wells sold during the second quarter. As provided in the Conveyances, the Operating Cost Charge will increase based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on December-to-December comparison.

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

Gas Purchase Contract

        Gas production attributable to the Net Profits Interests was originally purchased by Eastern Marketing (which merged into ECA during 2012) pursuant to the Gas Purchase Contract which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

        Under the Gas Purchase Contract, ECA, as successor by merger to Eastern Marketing, purchases gas for the benefit of the Trust at a variable price for each quarter equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub, which is traded on the New York Mercantile Exchange.

        The purchase price pursuant to the Gas Purchase Contract is a wellhead price and title to the gas purchased passes at the point of delivery. Payments to the Trust are made by ECA on or before the tenth day of the third calendar month following the end of each calendar quarter.

        The Trust Agreement provides that the Trustee may not agree to any amendment to the Gas Purchase Contract which would materially and adversely affect the revenues to the Trust without the approval of the holders of a majority of the outstanding Trust Units. The Trust Agreement also provides that the Gas Purchase Contract may not be terminated by the Trust without the approval of the holders of a majority of the outstanding Trust Units. The Gas Purchase Contract and the Trust Agreement have been filed as exhibits to this Form 10-K. The foregoing summary of the principal provisions of the Gas Purchase Contract and certain provisions of the Trust Agreement is qualified in its entirety by reference to the terms of such agreements as set forth in such exhibits.

        ECA's rights and obligations under the Gas Purchase Contract are assignable under circumstances where the assignee unconditionally assumes ECA's obligations under the Gas Purchase Contract only if such assignee (or assignee's parent corporation if such parent guarantees the assignee's obligations) has a rating assigned to its unsecured long-term debt by Moody's Investor Service of at least Baa+ and by Standard & Poor's Corporation of at least BBB-. Under such circumstances, ECA would be released from its obligations under the Gas Purchase Contract.

Distributions and Income Computations

        The Trustee determines for each quarter the amount of cash available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Quarterly Distribution Amounts per unit for each of the quarters in 2012 were $0.1457, $0.1352, $0.1330 and $0.0000, respectively. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. The Quarterly Distribution Amount for each quarter generally is payable to Unitholders of record on the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements ("Quarterly Record Date"). The Trust has sold the Royalty NPI assets and will begin to liquidate in May 2013. Pursuant to the Trust Agreement, all receipts of the Trust received after December 31, 2012, will be retained by the Trustee until a final distribution to be made on or about August 15, 2013. Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

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

Sale and Abandonment of Underlying Properties

        ECA and any transferees have the right to abandon any well or working interest included in the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. To reduce or eliminate the potential conflict of interest between ECA and the Trust in determining whether a well is capable of producing in paying quantities, ECA is required under the Conveyances to make any such determination as would a reasonably prudent operator in the Appalachian Basin if it were acting with respect to its own properties, disregarding (i) the existence of the Net Profits Interests as a burden on such property and (ii) the direct or indirect effect, financial or otherwise, on ECA or any of its affiliates that may result from the performance by Eastern Marketing, and now with ECA as successor by merger, of its obligations under the Gas Purchase Contract.

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

THE UNDERLYING PROPERTIES

General

        The Underlying Properties are comprised of ECA's working interests in certain properties located in the Appalachian Basin states of West Virginia and Pennsylvania. As of December 31, 2012, such properties consisted of 329 producing gas wells. The working interests of ECA comprising the Underlying Properties are held under leases and farmout agreements with third parties. Such working interests are subject to landowner's royalties (typically 12.5%) and may be subject to additional royalties or other obligations burdening the working interests. Such royalties do not bear lease operating expenses, but reduce the revenue interests attributable to the Underlying Properties.

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

        The Underlying Properties initially included 65 specified development well locations for the drilling of the Development Wells by ECA. ECA was obligated to bear the costs of drilling and completing the Development Wells. ECA has fulfilled its obligation with respect to the drilling of the Development Wells. See Note 1 of Financial Statements.

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

Reserves

        Proved Reserves of Underlying Properties and Net Profits Interests.    The following table sets forth, as of December 31, 2012, certain estimated proved reserves, estimated future net revenues and the discounted present value thereof attributable to the Underlying Properties, and the Term NPI, in each case derived from a report of oil and gas reserves attributable to the Trust as of December 31, 2012 prepared by Ryder Scott Company (the "Reserve Report"). The Reserve Report and the table below do not include any interest or amount attributable to the Royalty NPI, which the Trust sold in January 2013, with an effective date of October 1, 2012, as described herein. Proved reserve quantities attributable to the Net Profits Interests are calculated by subtracting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates, to pay the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves attributable to the Net Profits Interests reflect quantities of gas that are free of future costs or expenses if the price and cost assumptions set forth in the Reserve Report occur. A decrease in the price assumption, or an increase in the cost assumption used in the Reserve Report would reduce the estimates of proved reserves, future net revenues and discounted future net revenues, set forth herein and in the Reserve Report. The Term NPI excludes production beyond the earlier of May 15, 2013 or such time as 41,683 MMcf has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. The discounted present value of estimated future net revenues was determined using a discount rate of 10% in accordance with applicable requirements. A summary of the Reserve Report is included as Annex A hereto.

	Proved Gas Reserves
					Discounted Estimated Future Net Revenues(2)
	Developed	(MMcf) Undeveloped	Total	Estimated Future Net Revenues(2)
				(Dollars in thousands)
Underlying Properties(1)	14,210	0	14,210	$34,740	$14,883

Net Profits Interests:
Term NPI	226	0	226	814	796

Total	226	0	226	$814	$796

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

        The Trust retained Ryder Scott Company L.P. ("Ryder Scott"), which is an independent petroleum engineering consulting firm that has been providing petroleum consulting services throughout the world for over seventy years, to prepare a third-party report of the reserves attributable to the net profits interest. A signed copy of the report, dated January 11, 2013, (the "Reserve Report"), is attached as Annex A to this Report on Form 10-K and filed as exhibit 99.1. As stated in the Reserve Report, the estimates contained therein are based on accounts, records, geological and engineering data and reports and other data provided to Ryder Scott by ECA and are based on data available through September 2012. The Trust has no access to, and its internal controls do not cover, the geological, engineering or other data and information provided by ECA to Ryder Scott in connection with the preparation of the Reserve Report. The qualifications of Mr. Stephen E. Gardner, the technical person primarily responsible for overseeing the preparation of the Reserve Report are as follows. Mr. Gardner, an employee of Ryder Scott since 2006, is a Vice President responsible for ongoing reservoir evaluation studies worldwide. Before joining Ryder Scott, Mr. Gardner served in a number of engineering positions with Exxon Mobil Corporation. Mr. Gardner earned a Bachelor of Science degree in Mechanical Engineering from Brigham Young University in 2001 (summa cum laude). He is licensed

Professional Engineer in the States of Colorado and Texas. He is also a member of the Society of Petroleum Engineers. As part of his 2012 continuing education hours, Mr. Gardner attended a six hour conference relating to the definitions and disclosure guidelines contained in the United States Securities and Exchange commission Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register. In May 2012, Mr. Gardner attended the DUO Conference in Denver, Colorado, which focused on developed and emerging unconventional oil plays and on current issues in energy. In addition, Mr. Gardner attended an SPEE luncheon regarding valuation metrics in the Bakken play and Permian Basin. Finally, Mr. Gardner completed several days of informal study that included such topics as SPEE Monograph 3, utilization of economics evaluation softwares, and principles of waterflooding.

        The Reserve Report was prepared for the Trust primarily to comply with the requirements of the Amended and Restated Trust Agreement pursuant to which the Trust was originally created. It was completed on January 11, 2013 and has an effective date of December 31, 2012. The report covers all of the registrant's interest in the net profits interest. The properties to which the net profits interest relate are located in the United States, specifically in West Virginia and Pennsylvania. The estimated reserves and future net income amounts presented in the Reserve Report, as of December 31, 2012 are related to hydrocarbon prices, computed in accordance with the gas contract described below and applicable SEC rules. The hydrocarbon prices used in the preparation of the Reserve Report are based on the average prices during the 12-month period prior to the ending date of the period covered in the Reserve Report, determined as unweighted arithmetic averages of the prices in effect on the first-day-of-the-month for each month within such period, unless prices were defined by contractual arrangements as required by the SEC regulations. For purposes of the Reserve Report, the proved reserves attributable to the net profits interest have been proportionately reduced to reflect the future estimated costs and expenses deducted in the calculation of Net Proceeds. Accordingly, the reserves presented reflect quantities of gas that are free of future costs or expenses based on the price and cost assumptions utilized in the Reserve Report. The Reserve Report utilized the terms of the gas contract between Eastern Marketing, and now with ECA as successor by merger, and the Trust. Under the gas contract, the Trust receives the Henry Hub Average Spot Price (defined as described below) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the Wall Street Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in the Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The Trust believes that the assumptions, data, methods and procedures utilized by Ryder Scott are appropriate for the purpose served by the Reserve Report, and believes that Ryder Scott has used all methods and procedures Ryder Scott considered necessary under the circumstances to prepare the Reserve Report.

        Internal Controls.    Ryder Scott prepared its report as described above in accordance with appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry, and definitions and guidelines established by the SEC. These reserves, estimation methods and techniques are widely taught in university petroleum curricula and throughout the industry's ongoing training programs. Although these appropriate engineering, geologic, and evaluation principles and techniques that are in accordance with practices generally accepted in the petroleum industry are based upon established scientific concepts, the application of such principles involves extensive judgment and is subject to changes in existing knowledge and technology, economic conditions and applicable statutory and regulatory provisions. The same industry wide applied techniques are used in determining estimated reserve quantities. The technical persons responsible for preparing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Society of Petroleum Engineering Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information. ECA has advised the Trust that it maintains adequate controls over the underlying data it provides to Ryder Scott, which is designed to result in accurate and reliable data in compliance with applicable regulations and guidance. The data ECA furnishes to Ryder Scott is reviewed by staff reservoir engineers and geoscientists before review by the Reservoir Engineering Manager and finally the Chief Operating Officer. These individuals consult regularly with Ryder Scott during Ryder Scott's reserve estimation process to review properties, assumptions, and any new data available. ECA's Reservoir Engineering Manager has a Bachelor of Science degree in Petroleum Engineering. He has over six years of oil and gas industry experience in reservoir engineering. ECA's Chief Operating Officer is the primary technical person responsible for overseeing the data reporting process. This individual has a Bachelor of Science degree in Chemical Engineering with Masters of Petroleum Engineering coursework along with a Master of Business Administration degree. He has worked in drilling, completions, production, and reservoir engineering along with acquisitions during his career and is a member of the Society of Petroleum Engineers. He has over nine years of experience in reserve evaluation.

        A brief summary of Ryder Scott's conclusions with respect to the matters covered by the Reserve Report is set forth above under "Proved Reserves of Underlying Properties and Net Profits Interests." Other matters, including a discussion of the inherent uncertainties of reserves estimates, are also contained elsewhere in this Report on Form 10-K and in the Reserve Report.

COMPETITION AND MARKETS

        All of the production attributable to the Net Profits Interest is sold to ECA, as successor to Eastern Marketing, pursuant to the Gas Purchase Contract. See "The Net Profits Interests—Gas Purchase Contract."

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

HEALTH, SAFETY, AND ENVIRONMENTAL REGULATION

        General.    Activities at the Underlying Properties are subject to existing Federal, state and local laws and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with such laws and regulations will not have a material adverse effect upon the Trust. It cannot be predicted what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations at the Underlying Properties could have on the Trust. However, pursuant to the terms of the Conveyances, any costs or expenses incurred in connection with environmental liabilities of ECA arising out of or related to activities occurring at or from, or conditions existing at, on or under, the Underlying Properties before the effective date of the Conveyances will be borne by ECA and will not be deducted in calculating Net Proceeds attributable to the Net Profits Interests. Additionally, because Unitholders are expected to have limited liability in accordance with the Trust Agreement and Delaware law, Unitholders are expect to be shielded from direct liability for any environmental liabilities. See "Description of Trust Units and Depositary Units—Liability of Unitholders." However, costs and expenses incurred by ECA for certain Capital Costs associated with environmental laws or regulations arising after the effective date of the Conveyances would reduce Net Proceeds, and would therefore be borne, in part, by the Unitholders. The following subtopics discuss some of the principal forms of health, safety, and environmental regulation to which the Underlying Properties and operations thereon are subject. The costs of complying with these regulatory requirements may burden the Net Profits Interests to the extent they arise out of or are related to activities occurring at or from, or conditions existing at or from, the Underlying Properties after the effective date of the Conveyances.

        Solid and Hazardous Waste.    The Underlying Properties include numerous properties that have produced gas for a number of years but in which ECA has held an interest for a relatively short period of time prior to the effective date of the Conveyances. ECA has no knowledge of prior operators utilizing operating and disposal practices that were not standard in the industry at the time or that hydrocarbons or other solid or hazardous wastes have been disposed of or released at or from the Underlying Properties. Federal, state and local laws applicable to drilling-, completion- and production-related wastes have become increasingly more stringent. Under current laws, ECA or the operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to reduce the likelihood of future contamination.

        The operations of the Underlying Properties may generate wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency (the "EPA") has limited the disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes.

        Superfund The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes strict, joint and several liability, regardless of fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or previous owner and operator of a site and companies that disposed, or arranged for the disposal of, hazardous substance at any site where such a release has occurred. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of their operations, the operators of the Underlying Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." ECA or the previous operator of the Underlying Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been released.

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

        On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that could trigger permit review for GHG emissions from certain stationary sources. The EPA has also issued regulations that require the establishment and reporting of an inventory of GHG emissions from specified stationary sources, including certain onshore oil and natural gas exploration, development and production facilities. These regulations could require ECA to incur costs to reduce emissions of GHGs associated with its operations or could adversely affect demand for the natural gas it produces. In addition, certain states have begun taking actions to control and/or reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to GHG emission limitations or allowance purchase requirements in the future.

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

        State regulation.    States regulations may apply to the drilling for, and the production, gathering and sale of, natural gas, including imposing requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells, production rates and the prevention of waste of natural gas resources. The imposition of more stringent state regulations on ECA's operations could require ECA to incur increased operating costs.

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

Distributions and Income Computations

        Subject to the procedures set forth in the Trust Agreement relating to the pending liquidation of the Trust, the Trustee determines for each quarter the Quarterly Distribution Amount available for distribution to holders of Depositary Units and the Trust Units evidenced thereby. Prior to 2013, the Quarterly Distribution Amount is equal to the excess, if any, of (i) the cash that the Trust receives on or before the tenth day of the third month after the end of each calendar quarter ending before the Trust is dissolved and that is attributable to production from the Net Profits Interest held by the Trust during that calendar quarter, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over (ii) the liabilities for the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Net Profits Interests, cash received by the Trustee in a particular quarter from the Net Profits Interests reflects actual gas production for a portion of such quarter and a production estimate for the remainder of such quarter, such estimate to be adjusted to actual production in the following quarter. Prior to 2013, the Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the Quarterly Record Date, which is the last day of the second month following the end of such calendar quarter or such later date as the Trustee determines is required to comply with legal or stock exchange requirements. In accordance with the procedures set forth in the Trust Agreement relating to the pending liquidation of the Trust, no further distributions relating to the Net Profits Interests will be made until a final distribution is made in connection with the liquidation of the Trust.

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

Liability of Unitholders

        Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on liability as is accorded under the laws of such state to stockholders of a corporation for profit. No assurance can be given, however, that courts outside of Delaware would give effect to such limitation.

Liquidation of the Trust

        The Trust will be liquidated and terminate during 2013.

        On August 16, 2012 the Trust entered into a Brokerage Agreement, pursuant to which the Trust engaged EnergyNet.com, Inc. ("EnergyNet") to perform sales brokerage and consulting services in connection with the Trust's anticipated sale of the Royalty NPI. EnergyNet subsequently informed the Trustee that its marketing activities resulted in 190 companies reviewing materials relating to the Royalty NPI, with approximately ten of the companies conducting more extensive reviews. EnergyNet then solicited bids for the Royalty NPI. In marketing the Royalty NPI, the Trustee solicited bids on the basis of the distribution for the third quarter of 2012 being for the account of the Trust, and the distribution for the fourth quarter of 2012 being for the account of the purchaser of the Royalty NPI.

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

        Bids for the Royalty NPI were due in October 2012. The Trust accepted the highest bid, and entered into the October 24, 2012 Agreement described above. On November 5, 2012, ECA exercised its right of first refusal under the Trust Agreement to purchase the Royalty NPI on the terms set forth in the October 24, 2012 Agreement. As a consequence of ECA's exercise of its right of first refusal, the

October 24, 2012 Agreement terminated in accordance with its terms, and the Trust became obligated to sell the Royalty NPI to ECA for the purchase price determined by the October 24, 2012 Agreement. On January 3, 2013, the Trust entered into a Purchase and Sale Agreement with ECA to document the terms of the sale of the Royalty NPI to ECA and to eliminate provisions of the October 24, 2012 Agreement that were inapplicable to the sale of the Royalty NPI to ECA. The sale of the Royalty NPI to ECA was completed on January 10, 2013. The price, after making the adjustment for gas price changes required by the October 24, 2012 Agreement, was $5,917,275, and was paid in cash. Expenses paid or to be paid in connection with the sale include the brokerage fee of approximately $158,000.

        Unitholders as of the close of business on May 31, 2013 will, on or about June 17, 2013, as a result of the liquidation and winding down of the Trust beginning on May 15, 2013, receive the proceeds attributable to the mature Treasury Obligation ($20.00 per trust unit), unless the Treasury Obligation relating thereto has previously been withdrawn. On or about August 15, 2013, such Unitholders will also receive their pro rata share of the net proceeds received from the Trust's sale in January 2013 of the Royalty NPI (estimated to be approximately $0.95 per trust unit, based on net proceeds of $5.65 million) plus their pro rata share of revenues attributable to the term net profits interest for the period beginning October 1, 2012 through May 15, 2013, less any costs and expenses or reserves of the Trust during such period. Trading in the trust units will be stopped at the end of regular trading on the NYSE at the close of business on May 31, 2013, and no transfers will be permitted after that date.

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

  The Bank of New York Mellon Trust Company, N.A., Trustee
  Global Corporate Trust
  919 Congress Ave., Suite 500
  Austin, Texas 78701
  Telephone: 1-800-852-1422

Available Trust Tax Information

        In compliance with the reporting requirements for WHFITs and the dissemination of trust tax reporting information, the trustee provides a generic tax information reporting booklet that is intended to be used only to assist unitholders in the preparation of their 2012 federal and state income tax returns. This tax information booklet can be obtained at http://ngt.investorhq.businesswire.com.

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

        Administrative costs, including the Trustee's fee and other professional services fees and expenses, are deducted prior to distributions to Unitholders. Such costs could fluctuate in 2013 depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services, and may be materially higher during 2013 than they have been in the past as the Trust incurs expenses in connection with its liquidation in accordance with the Trust Agreement. Administrative costs adversely affect distributions to Unitholders.

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

        The interests of ECA and the interests of the Trust and the Unitholders may at times be different. For example, ECA's interests may conflict with those of the Trust and Unitholders in situations involving the development, operation or abandonment of the Underlying Properties or adjacent properties. In making decisions with respect to such operations, or otherwise with respect to the development, operation or abandonment of the Underlying Properties, ECA is required to act as a reasonably prudent operator in the Appalachian Basin would act with respect to its own properties, without regard to the existence of the Net Profits Interests and without regard to any possible adverse effect on Eastern Marketing, and now with ECA as successor by merger, or ECA under the Gas Purchase Contract. In addition, ECA has agreed not to drill any well within 1,000 feet of any well subject to the Net Profits Interests which produces oil or gas from the same formations or horizons as any such producing well. These covenants would not prohibit ECA from drilling additional wells on the same property as the wells subject to the Net Profits Interests provided that ECA complies with both of these covenants. In addition, these covenants would not prohibit ECA from drilling development wells on adjacent properties provided that ECA complies with the 1,000 foot limitation. If ECA is permitted under these covenants to drill additional development wells near the wells subject to the Net Profits Interests, the additional wells could cause drainage of the reserves attributable to the Net Profits Interests. These covenants apply only to ECA, and do not apply to third parties.

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

        ECA is a privately held, independent energy company engaged primarily in the exploration, development, production, transportation and marketing of natural gas within the Appalachian Basin. The ability of ECA, as successor to Eastern Marketing, to perform its obligations under the Gas Purchase Contract depends on its financial condition, which in turn depends upon the supply and demand for natural gas, economic conditions and upon financial, business and other factors, many of which are beyond the control of ECA.

The tax treatment of an investment in Trust Units or Depositary Units could be affected by recent and potential legislative changes, possibly on a retroactive basis.

        The Health Care and Education Affordability Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects an individual having modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns) to a "Medicare tax" equal generally to 3.8% of the lesser of such excess or the individual's net investment income, which appears to include royalty income and interest income, if any, derived from the Trust Units or Depositary Units as well as any net gain from the disposition of Trust Units or Depositary Units. In addition, beginning January 1, 2013, the highest marginal U.S. federal income tax rate applicable to ordinary income and long-term capital gains of individuals increased to 39.6% and 20%, respectively. Moreover, these rates are subject to change by new legislation at any time.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Reference is made to Item 1 of this Form 10-K.

Item 3.    Legal Proceedings.

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Unitholders Matters and Issuer Purchases of Equity Securities.

        The Depositary Units are traded on the New York Stock Exchange under the ticker symbol "NGT." The high and low closing prices and distributions paid during the quarters in the two-year period ended December 31, 2012 were as follows:

Quarter	High	Low	Distributions Paid
2011:
First (to March 31, 2011)	$24.11	$22.76	$0.1784
Second (to June 30, 2011)	$24.00	$22.85	$0.2689
Third (to September 30, 2011)	$23.50	$22.74	$0.2427
Fourth (to December 31, 2011)	$23.98	$23.00	$0.1597
2012:
First (to March 31, 2012)	$23.32	$22.14	$0.1457
Second (to June 30, 2012)	$22.40	$21.06	$0.1352
Third (to September 30, 2012)	$21.70	$21.14	$0.1330
Fourth (to December 31, 2012)	$21.20	$20.14	$0.0000

        At February 28, 2013, the 5,900,000 Depositary Units outstanding were held by approximately 270 Unitholders of record.

        With respect to the Treasury Obligations, the high and low closing prices per $1,000 face amount for the period from January 1, 2012 to December 31, 2012 were $1,000.20 and $996.30, respectively. The closing price on December 31, 2012 was $999.60 per $1,000 face amount.

        During the fourth quarter of 2011, there were no purchases of Units made by or on behalf of the Trust or any "affiliated purchaser" as defined in Rule 10b-18 (a) (3) under the Exchange Act.

Item 6.    Selected Financial Data.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
Royalty Income	$4,972,722	$7,322,590	$8,172,392	$8,868,114	$17,028,373
Distributable Income	$2,658,927	$5,263,272	$5,730,157	$6,526,597	$14,049,648
Distribution Amount	$2,442,227	$5,013,272	$5,730,157	$6,526,597	$14,049,648
Distributable Income per unit	$0.4507	$0.8921	$0.9712	$1.1062	$2.3813
Distribution Amount per unit	$0.4139	$0.8497	$0.9712	$1.1062	$2.3813
Total assets at year end	$7,560,640	$13,578,463	$15,991,130	$18,635,014	$22,570,038

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

        Under the Gas Purchase Contract, ECA purchases gas for the benefit of the Trust at a variable price for any quarter equal to the Henry Hub Average Spot Price (as defined) per MMBtu plus $0.30 per MMBtu, multiplied by 110% to effect a fixed adjustment for Btu content. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter equal to the price obtained with respect to each of the three months in such quarter, in the manner specified below, and then taking the average of the prices determined for each of such three months. The price determined for any month of such quarter is equal to the average of (i) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in The Wall Street Journal, for such contracts which expired in each of the five months prior to such month, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in The Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement price per MMBtu of Henry Hub Gas Futures Contracts determined as of the contract settlement date for such month, as reported in The Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange.

        Accordingly, the price payable to the Trust for production may vary based on fluctuations in natural gas futures prices during the relevant calculation period. The price payable to the Trust has a direct impact, positively or negatively, on the quarterly distributions payable by the Trust to the Unitholders.

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

        Over the remaining life of the Trust, other wells may be disposed of from time to time in accordance with the documents governing the Trust.

        The Trust is responsible for paying the Trustee's fees and all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred by or at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses for 2012 was $1,017,119, including the Trustee's fee of $108,000. In addition to such expenses, in 2012, the Trust paid ECA an overhead reimbursement of $403,724. The overhead reimbursement increases by 3.5% per year and is payable quarterly. The costs the Trust incurs in 2013 will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services and may be materially higher during 2013 than they have been in the past as the Trust incurs expenses in connection with the sale of its assets and liquidation in accordance with the Trust Agreement.

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

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee was directed to sell all remaining Royalty NPI prior to May 15, 2013. The Trustee has done so, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on or about August 15, 2013. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2012, 28,239 MMcf of such gas had been produced.

        Unitholders as of the close of business on May 31, 2013 will, on or about June 17, 2013, as a result of the liquidation and winding down of the Trust beginning on May 15, 2013, receive the proceeds attributable to the mature Treasury Obligation ($20.00 per trust unit), unless the Treasury Obligation relating thereto has previously been withdrawn. On or about August 15, 2013, such Unitholders will also receive their pro rata share of the net proceeds received from the Trust's sale in January 2013 of the Royalty NPI (estimated to be approximately $0.95 per trust unit, based on net proceeds of $5.65 million) plus their pro rata share of revenues attributable to the term net profits interest for the period beginning October 1, 2012 through May 15, 2013, less any costs and expenses or reserves of the Trust during such period. Trading in the trust units will be stopped at the end of regular trading on the NYSE at the close of business on May 31, 2013, and no transfers will be permitted after that date.

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

        The Trust did not have any contractual obligations as of December 31, 2012 except for the approximately $158,000 fee payable to EnergyNet.com, Inc. as the brokerage fee and the Trust's Royalty NPI sale to ECA as described herein, which closed in January 2013. At December 31, 2012, the Trust had General and Administrative Expenses Payable of $338,602 and no Distributions Payable.

Results of Operations

2012 Compared with 2011

        The Trust's Distributable Income was $2,658,927 for the year ended December 31, 2012 as compared to $5,263,272 for the year ended December 31, 2011. This decrease was due to a decrease in Royalty Income for the year ended December 31, 2012 ($4,972,722) as compared to the year ended December 31, 2011 ($7,322,590). This decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the year ended December 31, 2012 (1,398 Mmcf) as compared to the year ended December 31, 2011 (1,487 Mmcf).The decline in production is primarily attributable to the sale of the Royalty NPI and natural production declines. Offsetting this decrease was an increase in production from several wells in West Virginia which are located in an area experiencing increased drilling and completion activities. This decrease was also partially due to a decrease in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($3.609 per Mcf for the year ended December 31, 2012 as compared to $4.925 per Mcf for the year ended December 31, 2011). Taxes on Production and Property were $366,698 for the year ended December 31, 2012 as compared to $518,355 for the year ended December 31, 2011. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. Trust General and Administrative Expenses were $1,420,843 for the year ended December 31, 2012 as compared to $1,129,205 for the year ended December 31, 2011. The increase in General and Administrative Expenses was due primarily to an increase in professional fees incurred.

        Amortization of Net Profits Interests in Gas Properties was $5,424,875 for the year ended December 31, 2012 as compared to $2,325,766 for the year ended December 31, 2011. This increase was due to the impairment in the Underlying Properties recognized during quarter ended September 30, 2012 ($2.6 million) and quarter ended December 31, 2012 ($0.8 million). This increase was partially offset due to the decrease in the depletion rate to $1.4790 for the year ended December 31, 2012 from $1.5638 for the year ended December 31, 2011.

        The average price payable to the Trust for gas production attributable to the Net Profits Interests was $3.609 per Mcf for the year ended December 31, 2012 and $4.925 per Mcf for the year ended December 31, 2011. The price per Mcf was lower for the year ended December 31, 2012 than for the year ended December 31, 2011 due to a decrease in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($2.981 per Dth for the year ended December 31, 2012 as compared to $4.177 per Dth for the year ended December 31, 2011).

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        The Trust does not engage in any operations and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 5. As described in detail elsewhere herein, gas production attributable to the Net Profits Interest is sold to Eastern Marketing, and now with ECA as successor by merger, pursuant to the Gas Purchase Contract described herein.

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

        As of December 31, 2012, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

Trustee's Report on Internal Control over Financial Reporting

        The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee's evaluation under the framework in Internal Control—Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2012. The effectiveness of the Trust's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 11.    Executive Compensation.

        The Trust has no officers or directors, and is administered by the Trustee. For the year ended December 31, 2012, December 31, 2011 and December 31, 2010, The Bank of New York Mellon Trust Company, N.A., as Trustee, received $108,000 annually, as Trustee fees and $909,119, $631,133 and $671,064, respectively, as reimbursement of legal, accounting, and other professional expenses for such services. Effective January 1, 2005, the annual Trustee fee was fixed at $108,000.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        (a)   Security Ownership of Certain Beneficial Owners.

          Based on filings with the Securities and Exchange Commission, the Trust is not aware of any person owning beneficially more than 5% of the Units as of March 1, 2013, except as follows:

Name	Number of Shares	Percent of Class
SoftVest, LP.(1) 400 Pine Street Suite 1010 Abilene, TX 79601	350,972	5.95%

(1)
Reference is hereby made to the Schedule 13G/A filed by SoftVest, LP on July 11, 2012 for information regarding the ownership of the reporting person.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The Trust has no directors. Since January 1, 2011 there has not been, and there is not currently proposed, any transaction or series of similar transactions requiring disclosure under Item 404 of Regulation S-K. However, as described in this report, the Trust Agreement required the Trustee to use its best efforts to sell the Royalty NPI for cash, effective after May 15, 2012 and prior to May 15, 2013, and the Trustee did so. As described above, on November 5, 2012, ECA exercised its right of first refusal under the Trust Agreement to purchase the Royalty NPI on the terms set forth in the October 24, 2012 Agreement. As a consequence of ECA's exercise of its right of first refusal, the October 24, 2012 Agreement terminated in accordance with its terms, and the Trust became obligated to sell the Royalty NPI to ECA for the purchase price determined by the October 24, 2012 Agreement. On January 3, 2013, the Trust entered into a Purchase and Sale Agreement with ECA to document the terms of the sale of the Royalty NPI to ECA and to eliminate provisions of the October 24, 2012 Agreement that were inapplicable to the sale of the Royalty NPI to ECA. The sale of the Royalty NPI to ECA was completed on January 10, 2013. The price, after making the adjustment for gas price changes required by the October 24, 2012 Agreement, was $5,917,275, and was paid in cash. See "Description of Trust Units and Depository Units—Liquidation of the Trust."

        Reference is hereby made to Note 8 to the Financial Statements included under Item 8 of this report for descriptions of additional matters.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

        The fees PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for professional services rendered in connection with the audits of the Trust's annual financial statements and review of the Trust quarterly interim financial statements were $155,500 in 2012 and $154,194 in 2011.

Audit-Related Fees

        PricewaterhouseCoopers LLP billed the Trust additional fees of $28,113 for assurance and related services that are reasonably related to the performance of the audit or review of the Trust's financial statements. PricewaterhouseCoopers LLP did not bill the Trust any amount for audit related fees in 2011.

Tax Fees

        The fees, including expenses, PricewaterhouseCoopers LLP billed the Trust for each of the last two fiscal years for compliance, tax advice or planning were $125,000 in 2012 and $117,825 in 2011.

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

Exhibits

        Except as otherwise indicated below, all exhibits, except Exhibits 31, 32 and 99.1, are incorporated herein by reference to the indicated exhibits to filings previously made by the registrant with the Securities and Exchange Commission. All references are to the registrant's Registration Statement on Form S-1, Registration No. 33-56336, except for Exhibit 3.1, which is incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.6, which is incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2012, Exhibit 10.7, which is incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2012, and Exhibit 10.8, which is incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2013.

Exhibit Number
3.1	Second Amended and Restated Trust Agreement of Eastern American Natural Gas Trust
4.1	Specimen Depositary Receipt
4.2	Form of NPI Royalty Deposit Agreement
10.1	Form of Conveyance
10.2	Form of Term NPI Conveyance
10.3	Form of Gas Purchase Contract between Eastern American Energy Corporation, Eastern American Marketing Corporation and Eastern American Natural Gas Trust
10.4	Form of Conveyance of Production Payment/Assignment of Production from Eastern American Natural Gas Trust to Eastern American Marketing Corporation
10.5	Form of Assignment and Standby Performance Agreement

Exhibit Number
10.6	Sale Brokerage/Consulting Agreement with EnergyNet.com, Inc. dated August 16, 2012.
10.7	Purchase and Sale Agreement with Softvest, LP, dated October 24, 2012.
10.8	Purchase and Sale Agreement with Energy Corporation of America dated January 3, 2013.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification
99.1	Report of Ryder Scott Company L.P. dated January 11, 2013

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2013.

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

January 11, 2013

Eastern American Natural Gas Trust
The Bank of New York Mellon Trust Company, N.A.
919 Congress Avenue
Suite 500
Austin, Texas 78701

Gentlemen:

        At your request, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain leasehold interests of Eastern American Natural Gas Trust (the Trust) as of December 31, 2012. The subject properties are located in the states of Pennsylvania and West Virginia. The Trust is a grantor trust formed to hold interests in certain domestic oil and gas properties originally owned by Eastern American Energy Corporation (EAEC), a wholly owned subsidiary of Energy Corporation of America (ECA). As of January 1, 2010 EAEC merged with and into ECA, with ECA being the surviving entity, and now ECA, by operation of law, is the owner of the underlying properties burdened by a Net Profits Interest conveyed to the Trust. The Net Profits interest is derived from working and revenue interests in two groups of properties: the first group consists of a life-of-properties interest ("Royalty NPI"), and the second group consists of a term interest ("Term NPI"). In fourth-quarter 2012, the Trust entered into an agreement to sell the Royalty NPI to ECA, effective as of October 1, 2012. Consequently, this report only includes the remaining Term NPI properties still owned by the Trust.

        The reserves and income data were estimated based on the definitions and disclosure guidelines of the United States Securities and Exchange Commission (SEC) contained in Title 17, Code of Federal Regulations, Modernization of Oil and Gas Reporting, Final Rule released January 14, 2009 in the Federal Register (SEC regulations). Our third party study, completed on January 11, 2013 and presented herein, was prepared for public disclosure by the Trust in filings made with the SEC in accordance with the disclosure requirements set forth in the SEC regulations. The properties evaluated by Ryder Scott represent 100 percent of the total net proved gas reserves of the Trust as of December 31, 2012.

        The estimated reserves and future net income amounts presented in this report, as of December 31, 2012 are related to hydrocarbon prices. The hydrocarbon prices used in the preparation of this report were defined by contractual arrangements as permitted by the SEC regulations. Actual future prices may vary significantly from the current contractual prices used in this report; therefore, volumes of reserves actually recovered and the amounts of income actually received may differ significantly from the estimated quantities presented in this report. The results of this study are summarized below.

 SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Leasehold Interests of
EASTERN AMERICAN NATURAL GAS TRUST
TERM NPI PROPERTIES
As of December 31, 2012

Total Proved Developed Producing
Net Remaining Reserves
Gas—MMCF	226
Income Data
Future Gross Revenue	$814,143
Deductions	0

Future Net Income (FNI)	$814,143
Discounted FNI @ 10%	$796,409

        Reserve quantities included in this report are calculated differently for a Net Profits Interest because such interests do not entitle the Trust to a specific quantity of oil or gas but to 90 percent of the Net Proceeds derived there from beginning on January 1, 2013. There is no precise method for allocating estimated quantities of proved reserves attributable to the Net Profits Interest between the interest held by the Trust and the interests to be retained by ECA. For purposes of this presentation, the proved reserves attributable to the Net Profits Interests have been proportionately reduced to reflect the future estimated costs that are deducted in the calculation of Net Proceeds with respect to the Net Profits Interests. Accordingly, the reserves presented for the Net Profits Interest reflect quantities of gas that are free of future costs, based on the price and cost assumptions utilized in this report. The Trust Agreement provides that the "Term NPI" entitles the Trust to receive the net proceeds from the gas produced from the properties burdened by the "Term NPI" until the earlier of May 15, 2013 or until such time as 41,683 MMCF of gas has been produced. For purposes of this report, the "Term NPI" was limited to May 15, 2013, which is the date that the Term NPI automatically reverts to ECA and the Trust begins to liquidate. All gas volumes are reported on an "as sold basis" expressed in millions of cubic feet (MMCF) at the official temperature and pressure bases of the areas in which the gas reserves are located.

        For Net Profits Interest, the future cash inflows are, as described previously, after consideration of future costs, based on the price and cost assumptions utilized in this report. Therefore, the future gross cash inflows are the same as the future net cash inflows. The effects of depreciation, depletion and federal income taxes have not been taken into account in estimating future net cash flows.

        The discounted future net income shown above was calculated using a discount rate of 10 percent per annum compounded monthly. Future net income was discounted at four other discount rates which were also compounded monthly. These results are shown in summary form as follows.

Discounted Future Net Income As of December 31, 2012
Discount Rate Percent	Total Proved
8	$799,906
9	$798,154
15	$787,769
20	$779,278

        At the request of ECA, we have included the following table which summarizes the total net proved reserves and income estimates from the combined interests of ECA and the Trust in the underlying properties.

SEC PARAMETERS
Estimated Net Reserves and Income Data
Certain Combined Leasehold Interests of
ECA and the TRUST
TERM NPI PROPERTIES
As of December 31, 2012

Total Proved Developed Producing
Net Remaining Reserves
Gas—MMCF	14,210
Income Data
Future Gross Revenue	$48,483,114
Deductions	13,742,680

Future Net Income (FNI)	$34,740,434
Discounted FNI @ 10%	$14,883,327

        This evaluation of the combined interests utilizes the same price and cost assumptions that were utilized for evaluating the Trust and discussed earlier in the letter. Furthermore, the properties which are included in the "Term NPI" were allowed to run for their full economic life.

Reserves Included in This Report

        The proved reserves included herein conform to the definition as set forth in the Securities and Exchange Commission's Regulations Part 210.4-10(a). An abridged version of the SEC reserves definitions from 210.4-10(a) entitled "Petroleum Reserves Definitions" is included as an attachment to this report. The various proved reserve status categories are defined under the attachment entitled "Petroleum Reserves Status Definitions and Guidelines" in this report

        No attempt was made to quantify or otherwise account for any accumulated gas production imbalances that may exist. At the request of ECA, the gas volumes included herein assume that any shrinkage attributable to gas consumed in operations is negligible.

        Reserves are "estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations." All reserve estimates involve an assessment of the uncertainty relating the likelihood that the actual remaining quantities recovered will be greater or less than the estimated quantities determined as of the date the estimate is made. The uncertainty depends chiefly on the amount of reliable geologic and engineering data available at the time of the estimate and the interpretation of these data. The relative degree of uncertainty may be conveyed by placing reserves into one of two principal classifications, either proved or unproved. Unproved reserves are less certain to be recovered than proved reserves, and may be further sub-classified as probable and possible reserves to denote progressively increasing uncertainty in their recoverability. At the Trust's request, this report addresses only the proved reserves attributable to the properties evaluated herein.

        Proved oil and gas reserves are "those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward". The proved reserves included herein were estimated using deterministic methods. The SEC has defined reasonable certainty for proved reserves, when based on deterministic methods, as a "high degree of confidence that the quantities will be recovered."

        Proved reserve estimates will generally be revised only as additional geologic or engineering data become available or as economic conditions change. For proved reserves, the SEC states that "as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to the estimated ultimate recovery (EUR) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease." Moreover, estimates of proved reserves may be revised as a result of future operations, effects of regulation by governmental agencies or geopolitical or economic risks. Therefore, the proved reserves included in this report are estimates only and should not be construed as being exact quantities, and if recovered, the revenues there from, and the actual costs related thereto, could be more or less than the estimated amounts.

        As stated previously, the proved reserves reported herein attributable to the Trust are limited to the period prior its liquidation on May 15, 2013 and the automatic reversion of the Term NPI to ECA.

        ECA's operations may be subject to various levels of governmental controls and regulations. These controls and regulations may include, but may not be limited to, matters relating to land tenure and leasing, the legal rights to produce hydrocarbons, production practices, environmental protection, marketing and pricing policies, royalties, various taxes and levies including income tax and are subject to change from time to time. Such changes in governmental regulations and policies may cause volumes of proved reserves actually recovered and amounts of proved income actually received to differ significantly from the estimated quantities.

        The estimates of proved reserves presented herein were based upon a detailed study of the properties in which the Trust owns an interest; however, we have not made any field examination of the properties. No consideration was given in this report to potential environmental liabilities that may exist nor were any costs included for potential liabilities to restore and clean up damages, if any, caused by past operating practices.

        At the time of formation of the Trust, ECA assigned The Trust an interest in 65 undeveloped locations. During the period 1993 through 1998, ECA completed its drilling obligation. A total of 59 wells were drilled over this period. Two wells were not drilled due to title failure and four wells were not drilled due to short spacing. Reserves and projections of future production are included for the four locations which were not drilled due to short spacing.

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

        All of the proved producing reserves for the properties included herein were estimated by the decline curve analysis performance method, which utilized extrapolations of historical production data ending over a range from August through September 2012, depending on the availability of data for a given case. The data utilized in this analysis were furnished to Ryder Scott by ECA and were considered sufficient for the purpose thereof.

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

Future Production Rates

        All wells are currently on production, and our forecasts of future production rates are based on historical performance data. The future production rates for these wells may be more or less than estimated because of changes including, but not limited to, reservoir performance, operating conditions related to surface facilities, compression and artificial lift, pipeline capacity and/or operating conditions, producing market demand and/or allowables or other constraints set by regulatory bodies.

Hydrocarbon Prices

        This report utilized the terms of the gas contract between Eastern Marketing Corporation (formerly a wholly owned subsidiary which merged with and into ECA effective as of March 26, 2012) and the Trust. Gas price is to be determined by a weighted price consisting of two components during a primary term defined to begin on January 1, 1993 and end December 31, 1999. The first component is the "Fixed" price which has been defined as $2.66 per Mcf beginning January 1, 1993. This price escalates 5 percent per year on January 1 of each year during the primary term beginning in 1994. The second component is the "Variable" price which for any quarter is equal to the Henry Hub Average Spot Price (as defined) per MMBtu, plus $0.30 per MMBtu, multiplied by 110 percent to effect a Btu adjustment. The Henry Hub Average Spot Price is defined as the price per MMBtu determined for any calendar quarter as the average price of the three months in such quarter where each month's price is equal to the average of (i) the final settlement prices per MMBtu for Henry Hub Gas Futures Contracts (as defined), as reported in the Wall Street Journal, for such contracts which expired in each of the five months prior to each month of such quarter, (ii) the final settlement price per MMBtu for Henry Hub Gas Futures Contracts, as reported in the Wall Street Journal, for such contracts which expire during such month and (iii) the closing settlement prices per MMBtu of Henry Hub Gas Futures Contracts for such month, as reported in the Wall Street Journal, for such contracts which expire in each of the six months following such month. A Henry Hub Gas Futures Contract is defined as a gas futures contract for gas to be delivered to the Henry Hub which is traded on the New York Mercantile Exchange. The weighted average price is determined by giving the "Fixed" price a 66 2/3 percent weighting and the "Variable" price a 33 1/3 percent weighting.

        Since the primary term is complete, the purchase price under the gas contract will be equal to the "Variable" price. ECA computed the "Variable" price under the gas contract as of December 31, 2012 as $3.609 per Mcf, utilizing $2.982 per MMbtu as the Henry Hub Average Spot Price computed in accordance with the gas contract but utilizing the SEC guidelines that require the price to be based on the 12-month period prior to the ending date of the period covered in this report.

Costs

        Operating costs for the leases and wells in this report were supplied by ECA and include only costs defined as applicable under terms of the Trust. The operating costs used in the preparation of this report were estimated by us based on information furnished by ECA. No deduction was made for indirect costs such as general administration and overhead expenses, loan repayments, interest expenses, and exploration and development prepayments. No attempt has been made to quantify or otherwise account for any accumulated gas production imbalances that may exist.

        ECA's estimates of zero abandonment costs after salvage value for onshore properties were used in this report. Ryder Scott has not performed a detailed study of the abandonment costs or the salvage value and makes no warranty for ECA's estimate.

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

        We are independent petroleum engineers with respect to ECA and the Trust. Neither we nor any of any of our employees have any interest in the subject properties and neither the employment to do this work nor the compensation is contingent on our estimates of reserves for the properties which were reviewed.

        The professional qualifications of the undersigned, the technical person primarily responsible for preparing the reserves information discussed in this report, are included as an attachment to this letter.

Terms of Usage

        The results of our third party study, presented in report form herein, were prepared in accordance with the disclosure requirements set forth in the SEC regulations and intended for public disclosure as an exhibit in filings made with the SEC by the Trust.

        The Trust makes periodic filings on Form 10-K with the SEC under the 1934 Exchange Act. Furthermore, the Trust has certain registration statements filed with the SEC under the 1933 Securities Act into which any subsequently filed Form 10-K is incorporated by reference. We have consented to the incorporation by reference in the registration statements on Form S-3 of the Trust of the references to our name as well as to the references to our third party report for the Trust, which appears in the December 31, 2012 annual report on Form 10-K of the Trust. Our written consent for such use is included as a separate exhibit to the filings made with the SEC by the Trust.

        We have provided the Trust with a digital version of the original signed copy of this report letter. In the event there are any differences between the digital version included in filings made by the Trust and the original signed report letter, the original signed report letter shall control and supersede the digital version.

        The data and work products used in the preparation of this report are available for examination by authorized parties in our offices. Please contact us if we can be of further service.

Very truly yours,
RYDER SCOTT COMPANY, L.P. TBPE Firm Registration No. F-1580
/s/ STEPHEN E. GARDNER Stephen E. Gardner, P. E. Colorado License No. 44720 Vice President

SEG

EASTERN AMERICAN NATURAL GAS TRUST

FINANCIAL STATEMENTS

as of December 31, 2012 and 2011
and for the years ended
December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Unit Holders of Eastern American Natural Gas Trust and
The Bank of New York Mellon Trust Company, N.A., Trustee

        We have audited the accompanying statements of assets, liabilities and trust corpus of Eastern American Natural Gas Trust (the "Trust") as of December 31, 2012 and 2011, and the related statements of distributable income and statements of changes in trust corpus for each of the three years in the period ended December 31, 2012. We also have audited the Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Trustee's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust's internal control over financial reporting based on our integrated audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust at December 31, 2012 and 2011, and the distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2012, on the basis of accounting described in Note 2. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        As described in Note 1, the Trust is required to liquidate by May 15, 2013.

/s/ PRICEWATERHOUSECOOPERS LLP
Pittsburgh, Pennsylvania
March 14, 2013

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

as of December 31, 2012 and 2011

	2012	2011
Assets:
Cash	$319,519	$122,740
Net Proceeds Receivable	685,783	1,475,510
Net Profits Interests in Gas Properties	93,162,180	93,162,180
Accumulated Amortization	(86,606,842)	(81,181,967)

	6,555,338	11,980,213

Total Assets	$7,560,640	$13,578,463

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$338,602	$206,150
Distributions Payable	—	942,100
Trust Corpus (5,900,000 units authorized and outstanding)	7,222,038	12,430,213

Total Liabilities and Trust Corpus	$7,560,640	$13,578,463

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF DISTRIBUTABLE INCOME

for the years ended
December 31, 2012, 2011 and 2010

	2012	2011	2010
Royalty Income	$4,972,722	$7,322,590	$8,172,392
Operating Expenses:
Taxes on Production and Property	366,698	518,355	627,719
Operating Cost Charges	526,315	593,717	658,604

Total Operating Expenses	893,013	1,112,072	1,286,323

Net Proceeds to the Trust	4,079,709	6,210,518	6,886,069
General and Administrative Expenses	1,420,843	1,129,205	1,155,944
Interest Income	61	31	32
Cash Proceeds on Sale of Net Profit Interests	—	181,928	—

Distributable Income	2,658,927	5,263,272	5,730,157
Cash Reserve Refunded (Withheld)	(216,700)	(250,000)	—

Distribution Amount	$2,442,227	$5,013,272	$5,730,157

Distributable Income Per Unit (5,900,000 units authorized and outstanding)	$0.4507	$0.8921	$0.9712

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.4139	$0.8497	$0.9712

The accompanying notes are an integral part of these financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

STATEMENTS OF CHANGES IN TRUST CORPUS

for the years ended
December 31, 2012, 2011 and 2010

	2012	2011	2010
Trust Corpus, Beginning of Period	$12,430,213	$14,505,979	$16,894,759
Distributable Income	2,658,927	5,263,272	5,730,157
Distributions Paid or Cash to Unitholders	(2,442,227)	(5,013,272)	(5,730,157)
Amortization and Impairment of Net Profits Interests in Gas Properties	(5,424,875)	(2,325,766)	(2,388,780)

Trust Corpus, End of Period	$7,222,038	$12,430,213	$14,505,979

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

        The Royalty NPI is not limited in term or amount. Under the Trust Agreement, the Trustee is directed to sell all remaining Royalty NPI prior to May 15, 2013, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on or about August 15, 2013. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2012, 28,239 MMcf of such gas had been produced.

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

Net Profits Interests in Gas Properties:

        The Net Profits Interests in gas properties are assessed to determine whether their net capitalized cost is impaired, whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, pursuant to ASC 360. The Trust will determine if a writedown is necessary to its investment in the Net Profits Interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the Underlying Properties. The Trust will then provide a writedown to the extent that the net capitalized costs exceed the fair value of the investment in net profits interests attributable to proved gas reserves of the Underlying Properties. Any such writedown would not reduce Distributable Income, although it would reduce Trust Corpus. See Note 4 for discussion of the impairment in the Underlying Properties recognized during the three month period ended September 30, 2012 and the three month period ended December 31, 2012.

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

        The Trust uses the accrual basis to recognize revenue, with royalty income recorded as reserves are extracted from the Underlying Properties and sold. Expenses are also recognized on an accrual basis. Operating expenses which include Taxes on Property and Production and Operating Cost Charges are recognized as incurred pursuant to the Conveyances on a per well production basis. The payment provisions of the Gas Purchase Contract between the Trust and Eastern Marketing, and now with ECA as successor by merger, require payment with respect to gas production for a calendar quarter to be made to the Trust on or before the tenth day of the third month following such quarter.

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

4. Impairment of Net Profits Interests in Oil and Gas Properties

        As of August 16, 2012, the Trustee initiated the process to sell its Royalty NPI and engaged EnergyNet (a third party) to assist with the sale. As a result of this decision, at September 30, 2012, the Royalty NPI is considered to be a long-lived asset to be disposed of. Based upon the agreement described in Note 6, the fair value less cost to sell of the Royalty NPI was calculated to be $5.8 million. Since this amount together with the undiscounted estimated future cash flows of the Term NPI were less than the carrying value of the total NPI as of September 30, 2012, the Trustee assessed the recoverability of the remaining Term NPI and determined the fair value of the Term NPI to be $1.8 million. The difference between the calculated fair values of $7.6 million and the carrying amount of $10.2 million ($2.6 million) was recorded as a reduction to Net Profits Interests and the Trust Corpus.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Impairment of Net Profits Interests in Oil and Gas Properties (Continued)

        As of December 31, 2012, Ryder Scott Company, L.P. (Ryder Scott) has prepared an estimate of the proved reserves, future production, and income attributable to certain leasehold interests of Eastern American Natural Gas Trust (the Trust). Based upon the agreement described in Note 6, the fair value less cost to sell of the Royalty NPI was calculated to be $5.8 million. Since this amount together with the undiscounted estimated future cash flows of the Term NPI were less than the carrying value of the total NPI as of December 31, 2012, the Trustee assessed the recoverability of the remaining Term NPI and determined the fair value of the Term NPI to be $0.8 million. The difference between the calculated fair values of $0.8 million and the carrying amount of $1.6 million ($0.8 million) was recorded as a reduction to Net Profits Interests and the Trust Corpus.

5. Income Taxes:

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

6. Subsequent Events

        The Trust entered into a Purchase and Sale Agreement dated October 24, 2012 (the "Softvest Purchase Agreement") with Softvest, LP, a Delaware limited partnership ("Softvest"), pursuant to which the Trust agreed to sell the Royalty NPI to Softvest. On November 5, 2012, ECA exercised its right of first refusal to purchase the Royalty NPI on the terms set forth in the Softvest Purchase Agreement. The sale price, after making the price adjustment required by the Softvest Purchase Agreement relating to decreases to the closing price of the NYMEX natural gas December 2012 contract, was $5,917,275. The sale of the Royalty NPI to ECA closed on January 10, 2013.

        The expenses incurred in connection with the sale of the Royalty NPI include payment pursuant to the Sale Brokerage/Consulting Agreement dated August 16, 2012 (the "Brokerage Agreement") between the Trust and EnergyNet.com, Inc. ("EnergyNet"). The Brokerage Agreement provided that at the closing of a sale of the Royalty NPI or any portion thereof, during the term of the engagement or within 180 days following the end of the engagement, the Trust would pay EnergyNet a fee equal to 4.0% of the sales price if the sales price was $2 million or less, and an additional 2.0% of any amount of the sales price in excess of $2 million. The fee paid to EnergyNet pursuant to the Brokerage Agreement was $158,345.

        In the Softvest Purchase Agreement, the Trust agreed to reimburse Softvest for up to $25,000 of Softvest's out-of-pocket expenses incurred on or after the date of the Softvest Purchase Agreement in connection with its review of title to the Royalty NPI if ECA exercised its right of first refusal after October 26, 2012. Because ECA exercised its right of first refusal after October 26, 2012, the Trust was required to reimburse Softvest for up to $25,000 of such expenses. ECA voluntarily reimbursed the

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

6. Subsequent Events (Continued)

Trust, for the benefit of the Trust unitholders, for the amount the Trust was required to pay to Softvest as reimbursement of Softvest's expenses.

        In marketing the Royalty NPI, the Trustee solicited bids on the basis of the distribution for the third quarter of 2012 being for the account of the Trust, and the distribution for the fourth quarter of 2012 being for the account of the purchaser of the Royalty NPI. The Softvest Purchase Agreement, and the amount offered by Softvest, reflected that allocation of the distributions. Upon ECA's exercise of its right of first refusal, ECA became entitled to acquire the Royalty NPI on the terms of the Softvest Purchase Agreement, and consequently, ECA became entitled, to any distribution for the fourth quarter of 2012. Therefore, unitholders did not and will not receive any direct distribution relating to the fourth quarter of 2012 for revenues attributable to the Royalty NPI.

7. Distributions to Unitholders:

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

        Net Proceeds Receivable included in the Statements of Assets, Liabilities and Trust Corpus as of December 31, 2012 are expected to be received by the Trust and distributed to the Unitholders on or about August 15, 2013. The December 31, 2011 Net Proceeds Receivable were received and distributed by the Trust on March 15, 2012.

8. Related Party Transactions:

        The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative expenses incurred at the direction of the Trustee. The total of all Trustee fees and Trust administrative expenses was $1,017,119 for the year ended December 31, 2012, $739,133 for the year ended December 31, 2011 and $779,064 for the year ended December 31, 2010. In accordance with the Trust Agreement, the Trustee pays Eastern American an annual fee which increases by 3.5% per year, payable quarterly, to reimburse ECA for overhead expenses. The initial fee at the inception of the Trust was $210,000. The Trustee paid ECA $403,724, $390,072 and $376,880 for overhead expenses for 2012, 2011 and 2010, respectively. Operating Cost Charges included in the Statements of Distributable Income are paid to ECA.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions: (Continued)

        Gas production attributable to the Net Profits Interests is purchased from the Trust by Eastern Marketing, and now with ECA as successor by merger, pursuant to a Gas Purchase Contract, which effectively commenced as of January 1, 1993 and expires upon the termination of the Trust.

        Pursuant to the Gas Purchase Contract, Eastern Marketing, and now with ECA as successor by merger, is obligated to purchase such gas production at a purchase price per Mcf equal to the greater of the Index Price, as defined below, or a Floor Price, for gas produced in any quarter during the Primary Term, which ended December 31, 1999. Effective January 1, 2000, ECA is obligated to purchase such gas production at a purchase price per Mcf equal to the Index Price for gas produced in any quarter after the Primary Term.

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

        The Trust Agreement required the Trustee to use its best efforts to sell the Royalty NPI for cash, effective after May 15, 2012 and prior to May 15, 2013, and the Trustee did so and entered into an agreement to sell the Royalty NPI dated October 24, 2012 (the "October 24, 2012 Agreement"). On November 5, 2012, ECA exercised its right of first refusal under the Trust Agreement to purchase the Royalty NPI on the terms set forth in the October 24, 2012 Agreement. As a consequence of ECA's exercise of its right of first refusal, the October 24, 2012 Agreement terminated in accordance with its terms, and the Trust became obligated to sell the Royalty NPI to ECA for the purchase price determined by the October 24, 2012 Agreement. On January 3, 2013, the Trust entered into a Purchase and Sale Agreement with ECA to document the terms of the sale of the Royalty NPI to ECA and to eliminate provisions of the October 24, 2012 Agreement that were inapplicable to the sale of the Royalty NPI to ECA. The sale of the Royalty NPI to ECA was completed on January 10, 2013. The price, after making the adjustment for gas price changes required by the October 24, 2012 Agreement, was $5,917,275, and was paid in cash.

        ECA conducted an offer to exchange common units of ECA Marcellus Trust I, a Delaware statutory trust ("ECT"), for outstanding depositary units ("NGT Depositary Units") of Eastern American Natural Gas Trust, a Delaware statutory trust ("NGT"), until ECA has exchanged all 3,957,527 of the ECT common units that it owns ("ECT Common Units"). The exchange ratio was determined based on the volume weighted average trading prices of ECT Common Units for the

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions: (Continued)

10-day period ending three days prior to the Settlement Date. The exchange offer terminated on March 13, 2013, with ECA accepting all NGT Depositary Units validly tendered and not withdrawn in the offer.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions: (Continued)

        The following table reconciles the change in proved reserves attributable to the Trust's share of the Net Profits Interests ("NPI") from January 1, 2010 to December 31, 2012:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
Balance, January 1, 2010	8,383	2,317	10,700
Production	(654)	(877)	(1,531)
Revisions of previous estimates	(152)	131	(21)

Balance, December 31, 2010	7,577	1,571	9,148
Production	(646)	(841)	(1,487)
Revisions of previous estimates	272	167	439

Balance, December 31, 2011	7,203	897	8,100

Production	(574)	(824)	(1,398)
Sales of reserves in place(1)	(6,629)	—	(6,629)
Revisions of previous estimates	—	153	153

Balance, December 31, 2012	—	226	226

(1)
Sales of reserves in place are attributable to the sale of the Royalty NPI to ECA completed on January 10, 2013 with an effective date of October 1, 2012.

        The Trust's share of proved developed gas reserves are as follows:

	Royalty NPI	Term NPI	Total NPI
	(MMcf)	(MMcf)	(MMcf)
December 31, 2010	7,577	1,571	9,148

December 31, 2011	7,203	897	8,100

December 31, 2012	—	226	226

        Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

        The following is the standardized measure of discounted future net cash flows as of December 31, 2012 (in thousands):

	Royalty NPI	Term NPI	Total NPI
Future cash inflows	$—	$1,029	$1,029
Future production taxes	—	(55)	(55)
Future production costs	—	(160)	(160)

Future net cash inflows	—	814	814
10% discount factor	—	(18)	(18)

Standardized measure of discounted future net cash flows	$—	$796	$796

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions: (Continued)

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions: (Continued)

        Changes in Standardized Measure of Discounted Future Net Cash Flows:

        The following schedule reconciles the changes during 2010, 2011 and 2012 in the standardized measure of discounted future net cash flows relating to proved reserves (in thousands):

	Royalty NPI	Term NPI	Total NPI
Standardized measure, January 1, 2010	$19,490	$10,968	$30,458
Net proceeds to the Trust	(5,703)	(1,183)	(6,886)
Revisions of previous estimates	(410)	353	(57)
Accretion of discount	1,949	1,097	3,046
Net change in price and production costs	(1,167)	(217)	(1,384)
Other	2,998	(3,516)	(518)

Standardized measure, December 31, 2010	$17,157	$7,502	$24,659
Net proceeds to the Trust	(5,523)	(688)	(6,211)
Revisions of previous estimates	647	398	1,045
Accretion of discount	1,716	750	2,466
Net change in price and production costs	(2,185)	(230)	(2,415)
Other	3,351	(3,615)	(264)

Standardized measure, December 31, 2011	$15,163	$4,117	$19,280
Net proceeds to the Trust	(3,945)	(135)	(4,080)
Sales of reserves in place(1)	(10,219)	—	(10,219)
Revisions of previous estimates	—	311	311
Accretion of discount	1,516	412	1,928
Net change in price and production costs	(2,278)	(25)	(2,303)
Other	(237)	(3,884)	(4,121)

Standardized measure, December 31, 2012	$—	$796	$796

(1)
Sales of reserves in place are attributable to the sale of the Royalty NPI to ECA completed on January 10, 2013 with an effective date of October 1, 2012.

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Related Party Transactions: (Continued)

  Quarterly Financial Data (Unaudited):

        The following is a summary of royalty income and distributable income per unit by quarter in 2012, 2011 and 2010 (all amounts in thousands except Distributable income per unit):

2012	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$1,499	$1,269	$1,388	$817	$4,973
Distributable Income	$860	$797	$785	$217	$2,659
Distributable Income Per Unit	$0.1457	$0.1352	$0.1330	$0.0368	$0.4507

2011	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$1,746	$1,912	$1,921	$1,744	$7,323
Distributable Income	$1,052	$1,587	$1,432	$1,192	$5,263
Distributable Income Per Unit	$0.1784	$0.2689	$0.2427	$0.2021	$0.8921

2010	Mar 31	June 30	Sept 30	Dec 31	Total
Royalty Income	$2,153	$2,067	$2,060	$1,892	$8,172
Distributable Income	$1,308	$1,530	$1,548	$1,344	$5,730
Distributable Income Per Unit	$0.2217	$0.2592	$0.2625	$0.2278	$0.9712