Form 10-Q
period 2013-03-31
EASTERN AMERICAN NATURAL GAS TRUST
filed 2013-05-09
CIK 895474

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

         As of May 1, 2013, 5,900,000 Units of Beneficial Interest in Eastern American Natural Gas Trust were issued, outstanding and held by non-affiliates of the registrant (the "Outstanding Units"). Of the Outstanding Units, 2,798,650 Units of Beneficial Interest (the "Withdrawn Units") have been withdrawn from trading by voluntary action of Holders and may not be traded unless such Holders comply with certain requirements provided in the related Trust Agreement.

 PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Royalty Income	$819,016	$1,498,700
Operating Expenses
Taxes on Production and Property	54,915	111,095
Operating Cost Charges	80,481	149,889

Total Operating Expenses	135,396	260,984

Net Proceeds to the Trust	683,620	1,237,716
General and Administrative Expenses	425,035	377,839
Interest Income	—	9
Cash Proceeds on Sale of Net Profit Interests	5,917,275	—

Distributable Income	6,175,860	859,886
Cash Reserve Refunded (Withheld)	(6,175,860)	—
Distribution Amount	—	$859,886

Distributable Income Per Unit (5,900,000 units authorized and outstanding)(1)	$1.0468	$0.1457

Distribution Amount Per Unit (5,900,000 units authorized and outstanding)	$0.0000	$0.1457

(1)
Distributable Income Per Unit includes Cash Proceeds on the Sale of Royalty NPI of $1.0029

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

(Unaudited)

	March 31, 2013	December 31, 2012
Assets:
Cash	$6,395,201	$319,519
Net Proceeds Receivable	683,620	685,783
Net Profits Interests in Gas Properties	87,244,905	93,162,180
Accumulated Amortization	(87,060,062)	(86,606,842)

	184,843	6,555,338
Total Assets	$7,263,664	$7,560,640

Liabilities and Trust Corpus:
Trust General and Administrative Expenses Payable	$236,261	$338,602
Distributions Payable	—	—
Trust Corpus (5,900,000 Trust Units authorized and outstanding)	7,027,403	7,222,038

Total Liabilities and Trust Corpus	$7,263,664	$7,560,640

The accompanying notes are an integral part of these unaudited condensed financial statements.

EASTERN AMERICAN NATURAL GAS TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Trust Corpus, Beginning of Period	$7,222,038	$12,430,213
Distributable Income	6,175,860	859,886
Distributions Payable to Unitholders	—	(859,886)
Sale of Royalty Net Profits Interests	(5,917,275)	—
Amortization and Impairment of Net Profits Interests in Gas Properties	(453,220)	(578,480)

Trust Corpus, End of Period	$7,027,403	$11,851,733

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

        The Trust has sold the Royalty NPI as described below, and will begin to liquidate prior to May 15, 2013 (the "Liquidation Date"). Pursuant to the Trust Agreement, all receipts of the Trust received after December 31, 2012, will be retained by the Trustee until the final distribution is made. Consequently, Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made on or about August 15, 2013 and the distribution on or about June 17, 2013 of the proceeds of the matured Treasury Obligations (to the extent not previously withdrawn). Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. Unitholders of record as of May 31, 2013 will be entitled to receive a terminating distribution with respect to each Depositary Unit equal to a pro rata portion of the net proceeds from the sale of the Royalty NPI (to the extent not previously distributed) and a pro rata portion of the proceeds from the matured Treasury Obligations (to the extent not previously withdrawn).

        The Trust expects that the last day on which Units will be tradable on the New York Stock Exchange will be May 24, 2013. The record date for the determination of Unitholders entitled to the distribution on or about June 17, 2013 of the proceeds of the matured Treasury Obligations (to the extent not previously withdrawn) and for the final distribution of all other amounts then payable to Unitholders will be the close of business on May 31, 2013. The Trust also expects to be delisted from the New York Stock Exchange and expects to suspend its reporting obligations under the Securities Exchange Act of 1934, as amended, in early June 2013.

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

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 1. Organization of the Trust (Continued)

        The Net Profits Interests initially consisted of a royalty interest ("Royalty NPI") in 322 wells and a term interest ("Term NPI") in the remaining wells and locations. As described elsewhere herein, the Trust was required to sell the Royalty NPI, and has done so. As of March 31, 2013, the Trust held only the Term NPI in 329 wells. The Term NPI will expire by its terms on May 15, 2013, or such earlier time as 41,683 MMcf of gas has been produced that is attributable to ECA's net revenue interest in the properties burdened by the Term NPI. As of December 31, 2012, based on the Independent Petroleum Engineer's Report, 28,239 MMcf of the maximum 41,683 MMcf had been produced. Consequently, the Term NPI will terminate on May 15, 2013.

NOTE 2. Basis of Presentation

        The preparation of financial statements requires the Trust to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Without limiting the foregoing statement, the information furnished is based upon certain estimates of the revenues attributable to the Trust from natural gas production for the three month period ended March 31, 2013 and is therefore subject to adjustment in future periods to reflect actual production for the periods presented.

        The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

        The conveyance of the Royalty and Term Interests to the Trust was accounted for as a purchase transaction. The $87,244,905 reflected in the Statements of Assets, Liabilities and Trust Corpus as Net Profits Interests at in Gas Properties at March 31, 2013 represents 5,900,000 Trust Units valued at $20.50 per depository unit less the $27,787,820 paid for Treasury obligations and less the $5,917,275

EASTERN AMERICAN NATURAL GAS TRUST

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4. Significant Accounting Policies (Continued)

from the sale of the Royalty NPI to ECA as described above. The carrying value of the Trust's investment in the Royalty Interests is not necessarily indicative of the fair value of such Royalty Interests.

NOTE 5. Income Taxes

        The Trust is a grantor trust and is not required to pay federal or state income taxes. Accordingly, no provision for federal or state income taxes has been made. All income is taxed to the Unitholders of the Trust.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

        This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all statements regarding the liquidation and termination of the Trust are forward-looking statements. Although ECA has advised the Trustee that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Annual Report on Form 10-K for the year ended December 31, 2012 and include the fact that none of the Trust, the Trustee or ECA is able to predict future gas prices, gas production levels, economic activity, legislation or regulation, or expenses of the Trust, including expenses that may be incurred with termination of the Trust. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Trust, the Trustee and ECA disclaim any obligation to update any forward-looking statements except as required by law.

General

        Unitholders will not receive any distribution of any amount from the Trust relating to amounts received by the Trust after December 31, 2012 except for any final distribution to be made after the sale of the Royalty NPI as described herein, and the distribution of the proceeds of the Treasury Obligations (to the extent not previously withdrawn). Any final distribution will be subject to the prior payment of all expenses and liabilities of the Trust, and to the establishment and funding of any reserves the Trustee deems appropriate for contingent liabilities. See "—Liquidation of the Trust," below.

        The last day of trading of the Units on the New York Stock Exchange is expected to be May 24, 2013. Unitholders as of the close of business on May 31, 2013 will, on or about June 17, 2013, receive the proceeds attributable to the mature Treasury Obligations ($20.00 per trust unit), unless the Treasury Obligations relating thereto have previously been withdrawn. On or about August 15, 2013, such Unitholders will also receive their pro rata share of the proceeds received from the Trust's sale in January 2013 of the Royalty NPI (approximately $1.00 per trust unit) plus their pro rata share of revenues attributable to the Term NPI for the period beginning October 1, 2012 through May 15, 2013, less the costs and expenses and reserves of the Trust during such period. See "—Liquidation of the Trust," below. The Trust was required by the terms of the Trust Agreement governing the Trust to sell the Royalty NPI prior to May 31, 2013, and the Trust has done so. The Trust entered into a Purchase and Sale Agreement dated October 24, 2012 (the "October 24, 2012 Purchase Agreement") with a third party, pursuant to which the Trust agreed to sell the Royalty NPI for $6.5 million, subject to reduction based on decreases to the closing price of the NYMEX natural gas December 2012 contract compared to the price on October 18, 2012 and potential issues with title to the Royalty NPI. On November 5, 2012, ECA exercised its right of first refusal to purchase the Royalty NPI on the terms set forth in the October 24, 2012 Purchase Agreement. The sale price, after making the price adjustment required by the October 24, 2012 Purchase Agreement relating to decreases to the closing price of the NYMEX natural gas December 2012 contract, was $5,917,275. On January 3, 2013 the Trust entered into a Purchase and Sale Agreement with ECA in order to document the terms of the sale to ECA and to eliminate certain provisions of the Purchase Agreement not applicable to the sale to ECA. The sale of the Royalty NPI to ECA closed on January 10, 2013.

        The expenses incurred in connection with the sale of the Royalty NPI included payment pursuant to the Sale Brokerage/Consulting Agreement dated August 16, 2012 (the "Brokerage Agreement") between the Trust and EnergyNet.com, Inc. ("EnergyNet"). The Brokerage Agreement provided that at the closing of a sale of the Royalty NPI or any portion thereof, during the term of the engagement or within 180 days following the end of the engagement, the Trust would pay EnergyNet a fee equal to 4.0% of the sales price if the sales price was $2 million or less, and an additional 2.0% of any amount of the sales price in excess of $2 million. The fee paid to EnergyNet pursuant to the Brokerage Agreement was $158,345.

        Pursuant to the October 24, 2012 Purchase Agreement, the third party had the right to a reduction of the purchase price in the event of defects in title to the Royalty NPI. However, in connection with its exercise of its right of first refusal, ECA waived any adjustment relating to the status of title to the Royalty NPI.

        In the October 24, 2012 Purchase Agreement, the Trust agreed to reimburse the third party for up to $25,000 of its out-of-pocket expenses incurred on or after the date of the October 24, 2012 Purchase Agreement in connection with its review of title to the Royalty NPI if ECA exercised its right of first refusal after October 26, 2012. Because ECA exercised its right of first refusal after October 26, 2012, the Trust was required to reimburse the third party for up to $25,000 of such expenses. ECA voluntarily reimbursed the Trust, for the benefit of the Trust unitholders, for the $17,850 the Trust was required to pay to the third party as reimbursement of its expenses.

        In marketing the Royalty NPI, the Trustee solicited bids on the basis of the distribution for the third quarter of 2012 being for the account of the Trust, and the distribution for the fourth quarter of 2012 being for the account of the purchaser of the Royalty NPI. The October 24, 2012 Purchase Agreement, and the amount offered by the third party, reflected that allocation of the distributions. Upon ECA's exercise of its right of first refusal, ECA became entitled to acquire the Royalty NPI on the terms of the October 24, 2012 Purchase Agreement, and consequently, ECA was entitled to the distribution for the fourth quarter of 2012, and unitholders did not receive any direct distribution relating to the fourth quarter of 2012 for revenues attributable to the Royalty NPI or for any period subsequent to such time.

        The Trust does not conduct any operations or activities. The Trust's purpose is, in general, to hold the Net Profits Interests, to distribute the cash proceeds to Unitholders which the Trust receives in respect of the Net Profits Interests (net of Trust expenses), and to perform certain administrative functions in respect of the Net Profits Interests and the Depositary Units. The Trust derives substantially all of its income and cash flows from the Net Profits Interests, including the sale of the Royalty NPI in January 2013. The Trust has no source of liquidity or capital resources other than the cash flows from the Net Profits Interests.

        The Net Profits Interests were created pursuant to Conveyances from ECA to the Trust. In connection therewith, ECA assigned its rights under a gas purchase contract (the "Gas Purchase Contract"), which obligates Eastern Marketing, and now ECA as successor by merger, to purchase all of the natural gas produced from the Underlying Properties that is attributable to the Net Profits Interests. As a result of the merger ECA has purchased the gas on the same terms on which Eastern Marketing would have been obligated to purchase the gas pursuant to the Gas Purchase Contract.

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

        The "Operating Cost Charge" for 2013 was reduced as a result of the sale of the Royalty NPI and was based on an annual rate of $321,924, and for 2012 was originally based on an annual rate of $599,556. As provided in the Conveyances, the Operating Cost Charge will fluctuate based on the lesser of (A) five percent (5%) or (B) a percentage, not less than zero percent (0%), equal to the percentage increase, if any, in the average weekly earnings of Crude Petroleum and Gas Production Workers for the last calendar year, as shown by the index of average weekly earnings of Crude Petroleum and Gas Production Workers, as published by the United States Department of Labor, Bureau of Labor Statistics, based on a December-to-December comparison.

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

        Accordingly, the Index Price payable to the Trust for production may be higher or lower based on the fluctuations in natural gas futures prices during the relevant calculation period. The price payable to the Trust has a direct impact, positively or negatively, on any distributions payable by the Trust to its Unitholders.

        ECA had a disagreement with the Trust in 1997 over ECA's obligation to drill certain Development Wells that were closely offset by third parties. The Trust agreed that in lieu of drilling these closely offset Development Wells, ECA could provide the Trust, on an annual basis commencing on April 1, 1997, and over the remaining life of the Trust, a volume of gas which is equal to the projected volumes of the wells as if they had been drilled. These volumes have been estimated by Ryder Scott Company, independent petroleum engineers. During the quarter ended March 31, 2013, payment for an additional volume of 2,389 Mcf was delivered to the Trust, as compared to a payment for 2,582 Mcf for the quarter ended March 31, 2012. These additional payments fulfill ECA's agreement to provide payment for the quarter for volumes for Development Wells that had been closely offset by third parties.

        Under the Trust Agreement, the Trustee was directed to sell all Royalty NPI prior to May 15, 2013. The Trustee has done so, and net proceeds from selling such Royalty NPI will be distributed to Unitholders on or about August 15, 2013. The Term NPI will expire on the earlier of May 15, 2013 or such time as 41,683 MMcf of gas has been produced which is attributable to ECA's net revenue interests in the properties burdened by the Term NPI. As of December 31, 2012, 28,239 MMcf of such gas had been produced.

        The administrative costs the Trust incurs in the future will fluctuate depending primarily on the expenses the Trust incurs for professional services, particularly legal, accounting and engineering services, including expenses the Trust incurs in connection with the liquidation and termination of the Trust, which are expected to be significantly greater than the routine historical administrative expenses the Trust has typically incurred.

Liquidation of the Trust

        The Trust will be liquidated and terminate during 2013. The last day of trading of the Units on the New York Stock Exchange is expected to be May 24, 2013. Unitholders of record as of the close of business on May 31, 2013 will, on or about June 17, 2013, receive the proceeds attributable to the mature Treasury Obligations ($20.00 per trust unit), unless the Treasury Obligations relating thereto have previously been withdrawn. On or about August 15, 2013, such Unitholders will also receive their pro rata share of the proceeds received from the Trust's sale in January 2013 of the Royalty NPI (approximately $1.00 per trust unit, based on proceeds of $5.92 million) plus their pro rata share of revenues attributable to the term net profits interest for the period beginning October 1, 2012 through May 15, 2013, less any costs and expenses or reserves of the Trust during such period.

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

        Bids for the Royalty NPI were due in October 2012. The Trust accepted the highest bid, and entered into the October 24, 2012 Agreement described above. On November 5, 2012, ECA exercised its right of first refusal under the Trust Agreement to purchase the Royalty NPI on the terms set forth in the October 24, 2012 Agreement. As a consequence of ECA's exercise of its right of first refusal, the October 24, 2012 Agreement terminated in accordance with its terms, and the Trust became obligated to sell the Royalty NPI to ECA for the purchase price determined by the October 24, 2012 Agreement. On January 3, 2013, the Trust entered into a Purchase and Sale Agreement with ECA to document the terms of the sale of the Royalty NPI to ECA and to eliminate provisions of the October 24, 2012 Agreement that were inapplicable to the sale of the Royalty NPI to ECA. The sale of the Royalty NPI to ECA was completed on January 10, 2013. The price, after making the adjustment for gas price changes required by the October 24, 2012 Agreement, was $5,917,275, and was paid in cash. Expenses paid in connection with the sale include the brokerage fee of $158,345. On or about August 15, 2013, the net proceeds of the sale are expected to be distributed to Unitholders of record as of the close of business on May 31, 2013 as described above.

        In connection with its termination, the Trust intends to request to be delisted from the New York Stock Exchange and to suspend its reporting obligations under the Securities Exchange Act of 1934, as amended, in early June 2013.

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

        The Trust did not have any contractual obligations as of March 31, 2013. At March 31, 2013, the Trust had Trust General and Administrative Expenses Payable of $236,261 and no Distributions Payable.

Comparison of Results of Operations for Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012

        The Trust's Distributable Income was $6,175,860 for the three months ended March 31, 2013 as compared to $859,886 for the three months ended March 31, 2012. This increase was primarily due to the sale of the Royalty NPI to ECA that closed on January 10, 2013 for $5,917,275. Offsetting this increase was a decrease in Royalty Income of $679,684 ($819,016 for the three months ended March 31, 2013 as compared to $1,498,700 for the three months ended March 31, 2012). This decrease was due to a decrease in production of gas attributable to the Net Profits Interests for the three months ended March 31, 2013 (202 Mmcf) as compared to the three months ended March 31, 2012 (391 Mmcf). The decline in production is primarily attributable to the sale of the Royalty NPI and natural production declines. Offsetting this decrease was an increase in production from several wells in West Virginia which are located in an area experiencing increased drilling and completion activities. This increase was also partially due to an increase in the average price payable to the Trust under the Gas Purchase Contract as discussed below ($4.043 per Mcf for the three months ended March 31, 2013 as compared to $3.845 per Mcf for the three months ended March 31, 2012). Taxes on Production and Property were $54,915 for the three months ended March 31, 2013 as compared to $111,095 for the three months ended March 31, 2012. The decrease in taxes is due directly to the decrease in Royalty Income as discussed above. General and Administrative Expenses were $425,035 for the three months ended March 31, 2013 as compared to $377,839 for the three months ended March 31, 2012. The increase in General and Administrative Expenses was due primarily to an increase in professional fees.

        The price payable to the Trust for gas production attributable to the Net Profits Interests was $4.043 per Mcf for the three months ended March 31, 2013 and $3.845 per Mcf for the three months ended March 31, 2012. The price per Mcf was higher for the three months ended March 31, 2013 than for the corresponding three month period ended March 31, 2012 due to an increase in the average spot market price for gas delivered at the Henry Hub near Henry, Louisiana ($3.375 per million British Thermal Units ("Dth") for the three months ended March 31, 2013 as compared to $3.195 per Dth for the three months ended March 31, 2012).

        Financial results depend on many factors, particularly the price of natural gas. During the three months ended March 31, 2013, the Trust experienced an increase in natural gas prices from the prior year. Price variations may have a material impact on the financial statements.

        The Trust has incurred expenses in preparation for its liquidation and expects to incur substantial additional expenses in connection with the liquidation. All expenses must be paid, and reserves established for future and contingent expenses, before any final distribution will be made to the Unitholders.

Off-Balance Sheet Arrangements

        The Trust does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Other Information

        For the calendar quarter ended March 31, 2013, the high and low closing prices of the Treasury Obligations (which have $1,000 face principal amount), as quoted in the over-the-counter market for United States Treasury obligations were $999.90 and $999.60, respectively. On March 31, 2013, the closing price of the Treasury Obligations, as quoted on such market, was $999.90.

        The Trust provides Unitholders with the option to separate the related Treasury Obligation from the Trust Units. Upon exercising this option, the Trustee transfers such Trust Units from the name of the Depositary to the name of the withdrawing Unitholder. As of March 31, 2013, this option had been exercised on 2,798,650 Trust Units. (See the Trust's Form 10-K for the year ended December 31, 2012 for a more complete description of the Withdrawal of Trust Units and Restriction on Transfer.)

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described elsewhere herein, the Depositary Units consist of beneficial ownership of one unit of beneficial interest in the Trust and a $20 face amount beneficial ownership interest in a $1,000 face amount zero coupon Treasury Obligation maturing on May 15, 2013. High and low price information for the Treasury Obligations is included under Item 2. As described elsewhere herein, gas production attributable to the Net Profits Interests is sold to Eastern Marketing, and now ECA as successor by merger, pursuant to the Gas Purchase Contract described herein, and the Trust's quarterly distributions are highly dependent on the price payable to the Trust for gas production attributable to the Net Profits Interests. Natural gas prices can fluctuate widely in response to many factors, all of which are out of the control of the Trust, the Trustee and ECA.

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

        As of March 31, 2013, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that the disclosure controls and procedures are effective.

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

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings.

        None.

ITEM 1A.    Risk Factors.

        There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

ITEM 3.    Defaults Upon Senior Securities.

        None.

ITEM 4.    Mine Safety Disclosures.

        Not applicable.

ITEM 5.    Other Information.

        None.

ITEM 6.    Exhibits.

Exhibit Number	Description
10.1	Purchase and Sale Agreement with Energy Corporation of America dated January 3, 2013 (incorporated by reference to exhibit 10.1 to the registrant's Form 8-K filed January 9, 2013 (File No. 001-11748)
31.	Rule 13a-14(a)/15d-14(a) Certification
32.	Section 1350 Certification

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

Date: May 9, 2013

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